Form 10KSB
period 1995-12-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1996-05-01
CIK 1002525

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)

|X|      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)



         For the fiscal year ended December 31, 1995*

*In accordance with Rule 15d-2, this Special Financial Report contains only financial statements for the referenced fiscal year.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from ______ to ________

         Commission file number      33-98178
                                     --------

                    Matzel & Mumford Mortgage Funding, Inc.
- - --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        New Jersey                              22-3382016
        ----------                              ----------
    (State or Other Jurisdiction              (I.R.S. Employer or
     of Incorporation)                        Organization Identification No.)

100 Village Court, Hazlet, New Jersey             07730
- - -------------------------------------             -----
(Address of Principal Executive Offices)      (Zip Code)

                                 (908) 888-4801
- - --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class                   Name of Each Exchange
     -------------------                    on Which Registered
                                            -------------------

           None                                     None



- - --------------------------------------------------------------------------------
         Securities registered under Section 12(g) of the Exchange Act:

                                      None
- - --------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No   X   (not subject to filing requirements for the past 90 days)
    ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

         State issuer's revenues for its most recent fiscal year.  $0
                                                                   --
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $0
      --
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 500 shares common stock, no par value
                                           -------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes        No   X
    ----      ----