Form 10QSB
period 1996-03-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1996-05-14
CIK 1002525

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


|X|    Quarterly report under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                               --------------
|_|    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to _____________

Commission file number 33-98178

                     Matzel & Mumford Mortgage Funding, Inc.
- --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        New Jersey                                            22-33-82016
- -------------------------------                            -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                                100 Village Court
                                Hazlet, New Jersey 07730
- --------------------------------------------------------------------------------
                               (Address of Principal Executive Offices)

                                (908) 888-4801
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      x       No

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes              No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500 shares common stock, no par value as of April 30, 1996

         Transitional Small Business Disclosure Format (check one):


Yes              No       x

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
                                FORM 10-QSB INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

Matzel & Mumford Mortgage Funding, Inc.
             Balance Sheet as of March 31, 1996 (unaudited) and
             December 31, 1995.................................................1
             Statement of Operations and Retained Earnings for the Quarter
             Ended March 31, 1996 (unaudited)..................................2
             Statement of Cash Flows for the Quarter Ended March 31, 1996
             (unaudited).......................................................2
             Notes to Financial Statements (unaudited).......................3-4

Beacon Manor Associates
             Balance Sheet as of March 31, 1996 (unaudited) and
             December 31, 1995.................................................4
             Statement of Operations and Partners' Capital for the Quarter
             Ended March 31, 1996 and March 31, 1995 (unaudited)...............5
             Statement of Cash Flows for the Quarter Ended March 31, 1996
             and March 31, 1995 (unaudited)....................................5
             Notes to Financial Statements (unaudited).......................6-9

Matzel & Mumford at Staats Farm, L.L.C.
             Balance Sheet as of March 31, 1996 (unaudited) and
             December 31, 1995.................................................9
             Statement of Operations and Members' Capital for the Quarter
             Ended March 31, 1996 and the Period from March 7, 1995
             (inception) to March 31, 1995 (unaudited)........................10
             Statement of Cash Flows for the Quarter Ended March 31, 1996
             and the Period from March 7, 1995 (inception) to
             March 31, 1995 (unaudited).......................................10
             Notes to Financial Statements (unaudited).....................11-14

Item 2.  Management's Plan of Operation....................................15-16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17
Item 2.  Changes in Securities................................................17
Item 3.  Defaults Upon Senior Securities......................................17
Item 4.  Submission of Matters to a Vote of Security Holders..................17
Item 5.  Other Information....................................................17
Item 6.  Exhibits and Reports on Form 8-K..................................17-18

                                     PART I

Item 1.      Financial Statements.


                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                  Balance Sheet

                   As of March 31, 1996 and December 31, 1995


                                     ASSETS

                                           March 31, 1996    December 31, 1995
                                             (unaudited)
                                           --------------    -----------------

Cash                                           $    450            $ 50,604
Prepaid income taxes                                 50
Due from affiliate                              184,000             184,000
Deferred Costs                                 $207,557             185,007
                                               ---------           ---------

TOTAL ASSETS                                   $392,057            $419,611
                                               =========           =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts Payable                             $ 63,657              $119,611
Due to affiliate                               28,500
                                             --------             ---------

TOTAL LIABILITIES                              92,157               119,611
                                             --------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 5,000
    shares authorized 500 shares issued
    and outstanding                            10,000                10,000
   Additional paid-in capital                 290,000               290,000
   Retained earnings                             (100)
                                             ---------             ---------

TOTAL STOCKHOLDERS' EQUITY..........          299,900               300,000
                                             ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $392,057              $419,611
                                             =========             =========

                  Statement Of Operations And Retained Earnings

                       For The Quarter Ended March 31, 1996
                                   (Unaudited)


Revenue

State income taxes                                                  $    100
                                                                    ---------

Net Loss                                                                (100)

Retained Earnings, beginning of period

Retained Earnings, end of period                                    $   (100)
                                                                    =========


                             Statement of Cash Flows

                       For The Quarter Ended March 31, 1996
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $   (100)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in deferred costs                                    (22,550)
       Increase in prepaid income taxes                                 ( 50)
       Decrease in accounts payable.                                 (55,954)
                                                                    ---------

NET CASH USED IN OPERATING ACTIVITIES                                (78,654)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from affiliate                                        28,500
                                                                    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             28,500

DECREASE IN CASH                                                     (50,154)

CASH,  Beginning of period                                            50,604
                                                                    ---------

CASH,  End of period                                                $    450
                                                                    ==========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
                          Notes To Financial Statements
                                 March 31, 1996

NOTE 1  -         SUMMARY OF ACCOUNTING POLICIES

                  NATURE OF BUSINESS

                   Matzel & Mumford Mortgage Funding, Inc. (the "Company") is a New Jersey corporation formed for the purpose of financing loans to real estate development companies controlled by the principals of The Matzel & Mumford Organization, Inc. ("MMO") which are engaged in the business of developing single-family residential housing communities. The Company intends to use the proceeds of a public debt offering of up to $6,000,000 to make loans primarily for projects in the early stages of development. The Company has committed to convert at least 90% of the offering proceeds into loans within ten (10) business days after the issuance of investor notes. The Company intends to charge interest on the loans at a rate of 16% or more and will also assess each borrower an administrative fee. Debt service payments on the project loans, together with the administrative fee, are intended to service the 15% interest due on the investor notes and the .5% loan servicing fee payable to MMO, and other expenses.

                   The Company filed a registration statement with respect to its debt offering under the Securities Act of 1933, as amended. The Company's registration statement was declared effective by the Securities and Exchange Commission on February 7, 1996.

                  DEFERRED COSTS

                   Deferred  costs  include  legal,  accounting  and filing fees
                   incurred  in  connection  with  the  Company's   registration
                   statement.

                  INCOME TAXES

                   The stockholders of the Company have elected "S" corporation status for federal and state income tax purposes.

                  ESTIMATES

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2  -         RELATED PARTY TRANSACTIONS

                   Due from affiliate represents a 16% interest-bearing demand loan to an affiliated company of the stockholders.

NOTE 3  -         COMMITMENT

                   In August 1995, the stockholders contributed $10,000 for the purchase of common stock. In December 1995, the stockholders contributed an additional $290,000 to the Company as capital. Contemporaneously with the issuance and sale of notes offered by the Company as reflected in the registration statement, the stockholders are obligated to contribute as capital an additional $200,000 to provide for initial capitalization of the Company.


                             BEACON MANOR ASSOCIATES
                                (A Joint Venture)

                                  Balance Sheet

                   As of March 31, 1996 and December 31, 1995

                                         March 31, 1996    December 31, 1995
                                          (unaudited)
                                         --------------    -----------------
                             ASSETS

Cash                                         $13,040          $   75,575
Performance bonds                             42,691              60,670
Inventories                                8,491,928           7,702,221
Due from affiliate                                                 6,000
Due from general partner                       3,977               3,977
Property and equipment, net                    2,114               2,114
                                          ----------          ----------

TOTAL ASSETS                              $8,553,750          $7,850,557
                                          ==========          ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage Payable                          $6,114,369          $5,353,969
Note Payable                                 300,000             300,000
Accounts Payable                             338,412             434,098
Accrued expenses                                                   8,000
Accrued interest payable                                          16,135
Customer deposits                            687,073              35,208
Due to affiliates                            801,155           1,306,294
                                          ----------          ----------

TOTAL LIABILITIES                          8,241,009           7,453,704
                                          ==========          ==========


PARTNERS' CAPITAL                            312,741             396,853
                                          ----------          ----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL   $8,553,750          $7,850,557
                                          ==========          ==========

                  Statement Of Operations And Partners' Capital

             For The Quarter Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

                                             March 31, 1996     March 31, 1995
                                             --------------     --------------


Interest income                                        $909          $  1,594
Selling, general and administrative expenses         84,982            36,055
                                                     ------          ---------
Net Loss                                            (84,073)          (34,461)
Partners' Capital, beginning of period              396,853           750,194
Partner distributions                                   (39)            -
Partners' Capital, end of period                   $312,741          $715,733
                                                   =========         =========


                            Statement Of Cash Flows
             For The Quarter Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)


                                               March 31, 1996   March 31, 1995
                                               --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $  (84,073)       $ (34,461)
   Adjustments to reconcile net loss to net cash
       used in operating activities
       Decrease in performance bonds                  17,979             (370)
       Increase in inventories                       789,707)        (235,133)
       Increase (decrease) in accounts payable       (95,686)          64,214
       Decrease in accrued expenses                   (8,000)
       Increase in customer deposits                 651,865
       Decrease in accrued interest payable          (16,135)         (16,135)
                                                   ----------      -----------

NET CASH USED IN OPERATING ACTIVITIES               (323,757)        (221,885)
                                                   ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Payments to affiliate                         (505,139)        (264,000)
                                                   ----------      -----------

NET CASH USED IN INVESTING ACTIVITIES               (505,139)        (264,000)
                                                   ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                760,400           61,183
       Capital distributions                             (39)
       Proceeds from affiliate                         6,000          353,000
                                                   ----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            766,361          414,183
                                                   ----------      -----------

DECREASE IN CASH                                     (62,535)         (71,702)

CASH,  Beginning of period                            75,575           72,402

CASH,  End of period                              $   13,040        $     700
                                                  ==========       ===========

                             BEACON MANOR ASSOCIATES
                                (A Joint Venture)
                          Notes to Financial Statements
                                 March 31, 1996

NOTE 1  -         SUMMARY OF ACCOUNTING POLICIES

                  NATURE OF BUSINESS AND ORGANIZATION

                   Beacon Manor Associates (The "Partnership") is a New Jersey general partnership formed in November 1994 for the purpose of purchasing land in the Township of Bernards, New Jersey and developing and constructing 29 single-family homes on that land.

                   On November 21, 1994, the partners formed a joint venture as provided by a Joint Venture Agreement. The parties to the agreement are The Matzel & Mumford Organization, Inc.
                   ("MMO") and the Centrone Building Corp., Inc. ("CBC").

                   MMO entered into a contract to purchase the land in October 1994. The contract to purchase was assigned to CBC in December 1994.

                   CBC acquired the land and contributed $750,000 to the Partnership. CBC's partnership interest is 20%. For securing necessary development financing and committing to advance up to $1.5 million, MMO received an 80% partnership interest.

                  REVENUE RECOGNITION

                   Revenues arising from home sales are recognized under the full accrual method. Under this method, income is recognized when all terms relating to the sale of a unit are complete, consideration is exchanged, and title is conveyed to the buyer.

                  INVENTORIES

                   Inventories are stated at the lower of cost or estimated net realizable value, which is determined by reducing the anticipated net sales proceeds by the estimated costs necessary to complete or improve the property to the condition used in arriving at the anticipated selling price.

                   Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest capitalized is based upon the interest rate on specifically related debt. A portion of the construction management fees to a related party is paid and capitalized by the Partnership.

                  PROPERTY AND EQUIPMENT

                   Property and  equipment are stated at cost.  Depreciation  is
                   calculated   using   straight-line   method  based  upon  the
                   estimated useful lives of the assets.

                  INCOME TAXES

                   The Partnership is organized and operates as a general partnership and is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Partnership are included on each partner's tax return, according to the terms of the Partnership agreement.

                  PARTNERS

                   The financial statements do not reflect the assets the partners may have outside their interests in the Partnership, nor any personal obligations, including income taxes, of the individual partners.

                  ESTIMATES

                   The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2  -         INVENTORIES

                   Inventories relating to the development of single-family homes consist of the following at March 31, 1996:

                          Land                           $4,535,473
                          Approval costs                    239,285
                          Land improvements and
                            construction costs            2,371,948
                          Project overhead                  169,785
                          Financing costs                   843,377
                          Sales and marketing               332,060
                                                        -----------
                                                         $8,491,928
                                                       ============

                   All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the year ended March 31, 1996 are $937,192.

NOTE 3  -         MORTGAGE PAYABLE

                   The property is encumbered by a $9,921,376 mortgage provided by Amboy National Bank. The balance outstanding at March 31, 1996 was $6,114,369. On December 21, 1994, Amboy National Bank, CBC and D. Majorie Centrone entered into a loan agreement which provides for aggregate financing in the amount of $9,921,376.

                  The loan agreement provides for three notes as follows:

                             Note #1               $5,200,000
                             Note #2               $3,721,376
                             Note #3               $1,000,000

                  D. Majorie Centrone has guaranteed all of the above notes.

                   Notes #1 and #2 provide for interest on advanced funds with interest on unpaid principal at 1.50% (floating) in excess of the prime rate of Chase Manhattan Bank, N.A. The prime rate as of March 31, 1996 was 8 1/4%. The maturity dates of Notes #1 and #2 are December 21, 1996.

                   Effective November 17, 1995, the $1,000,000 balance of Note #3 was transferred to Note #1. A total of $63,000 in loan fees related to these loans are included in financing costs.

NOTE 4  -         NOTES PAYABLE

                   The Partnership has a demand note payable to a private investor in the amount of $300,000. Interest on the note is computed at 25% per annum. The maturity date is June 19, 1996. The note is unsecured and is jointly and severally guaranteed by Bruce Matzel and Roger Mumford, principals of MMO.

NOTE 5  -         RELATED PARTY TRANSACTIONS

                   Due to affiliates represents noninterest bearing demand loans to affiliated companies of certain partners of the Partnership, except for a $184,000 portion which bears interest at 16% per annum.

                   The Partnership has an agreement with MMO whereby MMO provides construction management services at a fee of $25,000 per unit. MMO is entitled to receive monthly draws of management fees up to $35,000 per month up to an aggregate of $725,000. Since inception, the Partnership has incurred $495,000 in management fees, of which $169,785 has been capitalized in inventories at March 31, 1996.

NOTE 6  -         COMMITMENTS AND CONTINGENCIES

                   In accordance with the Joint Venture Agreement, MMO will be required to loan up to $1.5 million (as needed) to fund the Partnership for acquisition and working capital.

                  PERFORMANCE BONDS

                   At March 31, 1996, the Partnership is contingently liable for performance bonds totaling $426,913.

NOTE 7  -         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  Cash paid for the period ended March 31, 1996 for:

                         Interest                $ 162,242


                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.
                                  Balance Sheet
                   As of March 31, 1996 and December 31, 1995


                                        March 31, 1996      December 31, 1995
                                         (unaudited)
                                        --------------      -----------------

                           ASSETS

Cash                                         $24,146               $  366,031
Performance bonds                            156,710                  156,710
Inventories                                5,542,056                6,464,163
Other receivable                                                        1,391
Due from affiliate                             1,000                    1,065
                                          ----------               ----------

TOTAL ASSETS                              $5,723,912               $6,989,360
                                          ==========               ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable                          $3,644,753               $4,877,552
Developer note payable                     1,000,000                1,000,000
Accounts Payable                             706,190                  660,283
Accrued interest payable                                               74,887
Due to affiliate                                 136
Customer deposits                             58,368                   28,073
                                          ----------               ----------

TOTAL LIABILITIES                          5,409,447                  544,666
                                          ----------               ----------

MEMBERS' CAPITAL                             314,465                  348,565
                                          ----------               ----------

TOTAL LIABILITIES AND MEMBERS' CAPITAL    $5,723,912               $6,989,360
                                          ==========               ==========

                  Statement Of Operations And Members' Capital
                  For The Quarter March 31, 1996 and the Period
                 from March 7, 1995 (inception) to March 31, 1995
                                   (Unaudited)

                                           March 31, 1996      March 31, 1995
                                           --------------      --------------

Sales                                          $2,597,230
Cost Of Sales                                   2,354,388
                                               ----------       -------------
Gross Profit                                      242,842
Selling, General And Administrative Expenses      102,078
                                               ----------       -------------
Income From Operations                            140,764
Interest Income                                       136
                                               ----------       -------------
Net Income                                        140,900
Members' Capital, Beginning Of Period             348,565              1,000
Capital Distributions                            (175,000)
                                               ----------       -------------
Members' Capital, End Of Period                 $ 314,465             $1,000
                                               ==========       -------------


                             Statement Of Cash Flows
               For The Quarter Ended March 31, 1996 and the Period
                from March 7, 1995 (inception) to March 31, 1995
                                   (Unaudited)

                                           March 31, 1996      March 31, 1995
                                           --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                 $   140,900
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Decrease (increase) in inventories         922,107         $ (387,456)
       Decrease in other receivable                 1,391
       Increase in performance bonds                                (156,710)
       Increase in accounts payable                45,907
       Increase in customer deposits               30,295
       Decrease in accrued interest payable       (74,887)
                                             ------------         -----------

NET CASH USED IN OPERATING ACTIVITIES           1,065,713           (544,166)
                                             ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable             727,051
       Repayment of mortgage payable           (1,959,850)
       Capital distributions                     (175,000)
       Proceeds from affiliate                        201            544,666
                                             ------------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES      (1,407,598)           544,666
                                             ------------         -----------

INCREASE (DECREASE) IN CASH                      (341,885)               500

CASH,  Beginning of period                        366,031
                                             ------------         -----------
CASH,  End of period                         $     24,146         $      500
                                             ============         ===========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          Notes to Financial Statements

                                 March 31, 1996


NOTE 1  -         SUMMARY OF ACCOUNTING POLICIES

                  NATURE OF BUSINESS AND ORGANIZATION

                  Matzel & Mumford at Staats Farm, L.L.C. (the "Company") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Branchburg, New Jersey and developing and constructing 29 single-family homes on that land.

                  REVENUE RECOGNITION

                  Revenues arising from home sales are recognized under the full accrual method. Under this method, income is recognized when all terms relating to the sale of a unit are complete, consideration is exchanged, and title is conveyed to the buyer.

                  INVENTORIES

                  Inventories  are stated at the lower of cost or estimated  net realizable value, which is determined by reducing the anticipated net sales proceeds by the estimated costs necessary to complete or improve the property to the condition used in arriving at the anticipated selling price.

                  Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest capitalized is based upon the interest rate on specifically related debt. A portion of the construction management fees to a related party is paid and capitalized by the Company.

                  MEMBERS' CAPITAL

                  The  two   managing   members  have  paid  $1,000  in  capital
                  contributions. Three special members have contributed a total of $475,000.

                  DISTRIBUTIONS

                  The Company shall make the following distributions of cash to the Members:

                  (a) each special member shall be paid a guaranteed payment equal to 8% per annum of their unpaid capital ("Guaranteed Payment"). The Guaranteed Payment initially will accrue through the twenty-fifth day of the sixth calendar month following the date of the contribution and will be paid on the first business day following such six-month period. Thereafter, the Guaranteed Payment will be paid on a quarterly basis.

                  (b) each special member shall be paid a distribution (the "Special Distribution") in an amount equal to the product of: (A) the special member's relevant percentage (aggregate .742185% at March 31, 1996) multiplied by (B) the aggregate gross sales proceeds of all housing units actually closed by the Company as of the twenty-fifth
                        (25th) day of the immediately preceding calendar month.

                  (c) each special member shall be paid a return distribution ("Return Distribution") representing a return of such special member's capital contribution equal to the product of: (A) such special member's return amount as defined, multiplied by (B) the number of housing units actually closed by the Company as of the twenty-fifth
                        (25th) day of the immediately preceding calendar month; provided, however, that this shall only apply to the sales of the twentieth through fifty-first units actually closed by the Company.

                  All distributions payable to special members are guaranteed personally by the managing members.

                  PROFIT AND LOSS ALLOCATIONS

                  All items of Profits and Losses shall be allocated to the Members as follows:

                  (a) first, net Profits will be allocated to the special members equal to the sum of the Guaranteed Payment and the Special Distribution paid or payable to such special members; and

                  (b) second, to the managing members in proportion to their respective capital contributions.

                  INCOME TAXES

                  The Company is organized and operates as a limited liability company and is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Company are included on each member's tax return, according to the terms of the operating agreement.

                  ESTIMATES

                  The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2  -         INVENTORIES

                  Inventories relating to the development of single-family homes consist of the following at March 31, 1996:

                       Land                                   $2,415,064
                       Approval costs                            354,470
                       Land improvements and
                         construction costs                    1,984,144
                       Project overhead                          113,634
                       Financing costs                           375,052
                       Sales and marketing                       299,692
                                                            ------------
                                                              $5,542,056
                                                            ============

                  All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. The Company incurred interest and management fees of $243,914, of which $0 was capitalized during the period ended March 31, 1996.

NOTE 3  -         MORTGAGE PAYABLE

                  The Company has a mortgage payable to a bank which is payable interest only at prime plus 1 1/2%. The prime rate as of March 31, 1996 was 8 1/4%. Interest payments are payable monthly until October 18, 1996, when the outstanding principal balance and any accrued interest is due. The Company can borrow up to $6,450,000 and at March 31, 1996 the outstanding balance was $3,644,753. The note is secured by the property and is personally guaranteed by the Company's managing members. A total of $81,471 in loan fees related to this loan is included in financing costs.

NOTE 5  -         RELATED PARTY TRANSACTIONS

                  Due to/from affiliates consists of net cash advances from affiliated companies of the managing members of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid as cash flow allows.

                  The Company has borrowed from The Matzel & Mumford Organization, Inc. ("MMO"), an affiliate of the managing members, $1,000,000, which is evidenced by a secured developer note. Interest payments are payable quarterly at a rate of 18% per annum. Additional interest is charged at a rate equal to 1.5625% of the gross sales price per unit received at closing. The principal balance is payable in installments of $31,250 each. The first installment is due upon the closing of the 20th unit and thereafter upon the sale of each subsequent unit, until the earlier to occur of December 18, 1997, or the date of the payment in full of the entire principal and interest and other charges due under the note. As of March 31, 1996, thirteen units have been closed and no payments have been made on the note.

                  The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 5% of the gross selling price of each house. MMO is entitled to receive monthly draws of management fees up to $50,000 per month for the first six months for a total of $300,000 and the balance at the rate of no more than $12,000 at the time of the closing of the sale of each home, for an aggregate total of $912,000. The management fee payable shall be proportionately reduced if the sales prices of the homes are reduced or proportionately increased if the sales prices are increased. Since inception the Company has incurred $456,000 in management fees, of which $113,634 has been capitalized in inventories at March 31, 1996.


NOTE 5  -         COMMITMENTS AND CONTINGENCIES

                  PERFORMANCE BONDS

                  At March 31, 1996, the Company is contingently liable for performance bonds totaling $826,118.

NOTE 6  -         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  Cash paid for the period ended March 31, 1996 for:

                       Interest                               $ 159,914

ITEM 2.       MANAGEMENT'S PLAN OF OPERATION.

PURPOSE

         Matzel & Mumford Mortgage Funding, Inc. (the "Funding Company") was formed to make secured loans ("Loans") to real estate development companies affiliated with The Matzel & Mumford Organization, Inc. (each, an "M&M Project Entity") for the development of single family housing communities (each, a "Project"). The Funding Company intends to make Loans using all of the proceeds of its pending offering (the "Offering") of Intermediate Term Secured Notes ("Notes") and a portion of its equity capital remaining after the expenses of the Offering are paid.

         The Funding Company was conceived by the principals of The Matzel & Mumford Organization, Inc. ("MMO") to provide a reliable and flexible source of financing for Matzel & Mumford real estate development companies. Lenders such as banks generally will not make loans for land acquisition, development or construction without requiring corresponding equity contributions equal to at least 25% of development costs. The limitations imposed by first mortgage lenders have required MMO's principals to expend time and energy, which could otherwise be devoted to development activities, to attract and maintain equity investors or subordinated lenders. Moreover, the effective cost of equity capital or subordinated debt generally is significantly more than the interest rate that the Funding Company will pay on the Notes.

         MMO will manage all of the Projects that the Funding Company finances. The principals of MMO elected to form the Funding Company rather than cause MMO to issue securities for several reasons. First, the Funding Company is a new entity with no existing liabilities. Therefore, the Notes will assume a first priority position as to the Funding Company's assets -- the portfolio of Loans and related collateral. In contrast, MMO has other debt that might be senior to, or on parity with, any new debt securities that MMO might issue. Similarly, in contrast with the Funding Company, MMO is an operating company, and is subject to all of the ongoing liabilities and obligations that operating companies generally encounter. Finally, the principals of MMO do not believe that the market for the instant offering could support all of MMO's cash requirements. If MMO were the issuer of the Notes rather than the Funding Company, the status and priority of the holders of the Notes might interfere with the ability of MMO to secure other financing as necessary. With the Funding Company as the issuer, holders of Notes will have rights in connection with a few discrete Projects or portions of Projects without affecting the financing of other Matzel & Mumford communities.

ABILITY TO SATISFY CASH REQUIREMENTS

         The Funding Company has identified several Projects that it may finance with the proceeds of the Offering. If the Funding Company sells all of the Notes that are the subject of the Offering, it may finance aspects of more than one Project. If the Funding Company sells fewer than all of the offered Notes, it may elect to apply all, or a substantial portion, of the Offering proceeds to a Loan for a single Project. The Funding Company determined that it would not complete the Offering unless it received subscriptions for at least $3,000,000 in principal amount of Notes, which is an amount that the Funding Company believes is sufficient to finance at least one Project or a significant aspect of one Project. As of May 2, 1996, the Funding Company had received subscriptions (which may be withdrawn until accepted) for approximately [$3.4] million principal amount of Notes. The Funding Company presently expects to effect an initial closing and issue Notes to satisfy all outstanding subscriptions on May [15], 1996.

         Because the Funding Company is not an operating company, it has minimal operating cash needs. The Funding Company will lend substantially all of the proceeds of the Offering, but will not commit to make any Loans until it is certain what the proceeds of the Offering will be in order to closely tie the dollar volume of its lending commitments to the Offering proceeds. The Funding Company expects that its cash requirements will be satisfied by the administrative fee that the M&M Project Entities will pay to the Funding Company in connection with their Loans and by the amount of interest on the Loans (which will be at least 16%) that remains after paying the interest on the Notes (15%) and a loan servicing fee.

PROPOSED LENDING ACTIVITIES

         MMO generally views the development and construction of a housing community as a three phase process of land acquisition, infrastructure improvements, and home construction, although a developer often will undertake to make infrastructure improvements and to construct homes at the same time. The Funding Company intends, to the extent practicable, to make Loans for Projects in the early stages of development, but these Loans may continue to support development and construction activities until a Project is complete and all of the homes have been delivered and closed.

         As the M&M Project Entities make payments on their respective Loans, the Funding Company intends to roll those repaid funds into Loans to new or existing M&M Project Entities. The Funding Company has committed to employ an average of 90% of the proceeds of the Offering in Loans at all times. The Funding Company currently has, and management believes that it will continue to have, sufficient investment opportunities so that the Funding Company can satisfy that obligation. For example, under current market conditions, Matzel and Mumford real estate development companies generally have more than 100 homes under construction at any given time, providing ample opportunities to make short-term Loans.

         The Funding Company presently expects that the first two Loans that it will make with the proceeds of the Offering will be to Matzel & Mumford at Staats Farm, LLC ("Staats Farm"), an entity organized to develop, market and build a 51-lot subdivision known as Staats Farm, and to Section 14 of the Hills, LLC ("Section 14"), an entity organized to serve as managing partner of Beacon Manor Associates ("Beacon Manor"), which is developing, marketing and building a 29-lot subdivision known as Beacon Manor. Financial statements for Staats Farm and for Beacon Manor accompany the financial statements of the Funding Company under Item 1 of this Report.

         The Funding Company intends to rely upon the administrative and management systems and personnel that MMO has already established to monitor and service the Loans. MMO has agreed to provide such services to the Funding Company in exchange for a loan servicing fee equal to .5% of Loan collections.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.

         (a)      EXHIBITS.

3(a) Certificate of Incorporation of Matzel & Mumford Mortgage Funding, Inc.(the "Funding Company")(incorporated by reference to Exhibit 3(a) to Registration Statement on Form SB-2 of Matzel & Mumford Mortgage Funding, Inc. (Registration Number 33-98178) (the "Notes Registration Statement")).

3(b) By-Laws of the Funding Company (incorporated by reference to Exhibit 3(b) to the Notes Registration Statement).

4(a) Indenture (including form of Notes) dated as of January 25, 1996, between the Funding Company and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4(a) to the Notes Registration Statement).

4(b) Resolutions of the Board of Directors of the Funding Company establishing specific terms of the Notes.

10(a) Form of Loan Agreement (incorporated by reference to Exhibit 10(a) to the Notes Registration Statement).

10(b)  Form of Mortgage and  Security  Agreement  (incorporated  by reference to
       Exhibit 10(b) to the Notes Registration Statement).

10(c) Loan Servicing Agreement dated January 22, 1996 between the Funding Company and The Matzel & Mumford Organization, Inc. (incorporated by reference to Exhibit 10(c) to the Notes Registration Statement).

27     Financial Data Schedules.

       (b)      REPORTS ON FORM 8-K.

         The Funding Company filed a Current Report on Form 8-K on March 5, 1996 to report a change in certifying accountants.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MATZEL & MUMFORD
                                                 MORTGAGE FUNDING, INC.


                                                 By:/S/ROGER MUMFORD
                                                 ------------------------------
                                                  Roger Mumford, President

Dated:  May 14, 1996



By:/S/RICHARD ANDERSON                           By:/S/JONATHAN FISHER
- ----------------------                           ------------------------------
 Richard Anderson,                                Jonathan Fisher,
 Chief Financial Officer                          Controller

                                  EXHIBIT INDEX

NUMBER                              DOCUMENT                               PAGE

3(a)   Certificate of Incorporation of Matzel & Mumford Mortgage Funding,    *
       Inc. (the "Funding Company") (incorporated by reference to Exhibit
       3(a) to Registration Statement on Form SB-2 of Matzel & Mumford Funding, Inc. (Registration Number 33-98178) (the "Notes
       Registration Statement")).

3(b)   By-Laws of the Funding Company (incorporated by reference to          *
       Exhibit 3(b) to the Notes Registration Statement).

4(a)   Indenture  (including  form of Notes)  dated as of January 25,        *
       1996, between the Funding  Company and First Union  National
       Bank, as Trustee (incorporated by reference to Exhibit 4(a) to the Notes Registration Statement).

4(b) Resolutions of the Board of Directors of the Funding Company establishing specific terms of the Notes.

10(a)  Form of Loan Agreement (incorporated  by   reference  to              *
       Exhibit  10(a) to the Notes  Registration
       Statement).

10(b)  Form of Mortgage and Security Agreement (incorporated by reference    *
       to Exhibit 10(b) to the Notes Registration Statement).

10(c)  Loan Servicing Agreement dated January 22, 1996 between the Funding   *
       Company and The Matzel & Mumford Organization, Inc. (incorporated by reference to Exhibit 10(c) to the Notes Registration Statement).

27     Financial Data Schedules.

- -------------
* Incorporated by reference