Form 10KSB/A
period 1995-12-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1996-05-15
CIK 1002525

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A

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
                                     --------

                     Matzel & Mumford Mortgage Funding, Inc.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        New Jersey                              22-3382016
        ----------                              ----------
    (State or Other Jurisdiction              (I.R.S. Employer or
     of Incorporation)                        Organization Identification No.)

100 Village Court, Hazlet, New Jersey             07730
- -------------------------------------             -----
(Address of Principal Executive Offices)      (Zip Code)

                                 (908) 888-4801
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)

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

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Special Financial Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hazlet, State of New Jersey, on April 23, 1996.

                                                     MATZEL & MUMFORD MORTGAGE
                                                     FUNDING, INC.




                                                     By:   /s/ Roger Mumford
                                                     -------------------------
                                                      Roger Mumford
                                                      Chief Executive Officer




         In accordance with the requirements of the Exchange Act, this Special Financial Report on Form 10- KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated.


 /s/ Bruce Matzel              Chairman of the Board            April 23, 1996
- --------------------------
Bruce Matzel


 /s/ Roger Mumford             Chief Executive Officer          April 23, 1996
- --------------------------     and Director
Roger Mumford


  /s/ Richard Anderson         Chief Financial Officer and      April 23, 1996
- --------------------------     Chief Accounting Officer
Richard Anderson


  /s/ Jonathan Fisher          Controller                       April 23, 1996
- --------------------------
Jonathan Fisher