Form 10KSB/A
period 1995-12-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1996-07-09
CIK 1002525

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


                           SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment No. 2 to Special Financial Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hazlet, State of New Jersey, on July 9, 1996.


                                   MATZEL & MUMFORD MORTGAGE FUNDING, INC.



                                   By:   /S/ ROGER MUMFORD
                                        ---------------------------------
                                         Roger Mumford
                                         Chief Executive Officer



         In accordance with the requirements of the Exchange Act, this Amendment No. 2 to Special Financial Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated.


 /S/ BRUCE MATZEL
- ---------------------       Chairman of the Board          July 9, 1996
Bruce Matzel

 /S/ ROGER MUMFORD
- ---------------------       Chief Executive Officer
Roger Mumford               and Director                   July 9, 1996

 /S/ RICHARD ANDERSON
- ---------------------       Chief Financial Officer and    July 9, 1996
Richard Anderson            Chief Accounting Officer

 /S/JONATHAN FISHER
- ---------------------       Controller                     July 9, 1996
Jonathan Fisher