Form 10QSB
period 1996-06-30
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1996-08-15
CIK 1002525

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly  period ended June 30, 1996

|_|  Transition  report under Section 13 or 15(d) of the Exchange Act

For the transition  period from --------- to -----------

Commission file number 33-98178

                    Matzel & Mumford Mortgage Funding, Inc.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              New Jersey                             22-33-82016
     -------------------------------              -----------------
      State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

                                100 Village Court
                            Hazlet, New Jersey 07730
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 888-4801
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ------  ------
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      No
   ------  -------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500 shares common stock, no
                                                     ---------------------------
par value as of July 30, 1996
- -----------------------------

         Transitional Small Business Disclosure Format (check one):


Yes     No  x
   -----  ------

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
                                FORM 10-QSB INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................5

Matzel & Mumford Mortgage Funding, Inc.

          Balance Sheets as of June 30, 1996 (unaudited) and
          December 31, 1995...................................................5
          Statements of Operations and Retained Earnings (unaudited)..........6
          Statement of Cash Flows for the Period Ended June 30, 1996
          (unaudited).........................................................7
          Notes to Financial Statements (unaudited).........................8-9

Beacon Manor Associates

          Balance Sheets as of June 30, 1996 (unaudited) and
          December 31, 1995..................................................10
          Statements of Operations and Partners' Capital (unaudited).........11
          Statements of Cash Flows for the Periods Ended June 30, 1996 and
          and June 30, 1995 (unaudited)......................................12
          Notes to Financial Statements (unaudited).......................13-15

Matzel & Mumford at Staats Farm, L.L.C.

          Balance Sheets as of June 30, 1996 (unaudited) and
          December 31, 1995..................................................16
          Statements of Operations and Members' Capital (unaudited)..........17
          Statements of Cash Flows for the Periods Ended June 30, 1996 and
          June 30, 1995 (unaudited)..........................................18
          Notes to Financial Statements (unaudited).......................19-23

Matzel & Mumford at Piscataway, L.L.C.

          Balance Sheets as of June 30, 1996 (unaudited) and June 4, 1996....24
          Statement of Cash Flows for the Period Ended June 30, 1996
          (unaudited)........................................................25
          Notes to Financial Statements (unaudited).......................26-27

Item 2.  Management's Plan of Operation......................................28

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................29
Item 2.  Changes in Securities...............................................29
Item 3.  Defaults Upon Senior Securities.....................................29
Item 4.  Submission of Matters to a Vote of Security Holders.................29
Item 5.  Other Information...................................................29
Item 6.  Exhibits and Reports on Form 8-K....................................29

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                 BALANCE SHEETS

                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995


                                                     6/30/96       12/31/95
                                                   (unaudited)      (audited)
                                     ASSETS
Cash                                              $    558,016     $  50,604
Prepaid income taxes                                        50
Due from affiliate                                                   184,000
Mortgages receivable                                 3,470,381
Deferred costs, net                                    217,012       185,007
                                                  ------------     ---------

TOTAL ASSETS                                        $4,245,459      $419,611
                                                    ==========      ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts Payable                                                    $119,611
Notes Payable                                       $3,750,000
                                                  ------------    ----------

TOTAL LIABILITIES                                    3,750,000       119,611
                                                  ------------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 5,000 shares authorized
     500 shares issued and outstanding                  10,000        10,000
   Additional paid-in capital                          490,000       290,000
   Retained earnings                                    (4,541)
                                                   -----------    ----------
TOTAL STOCKHOLDERS' EQUITY                             495,459       300,000
                                                   -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $4,245,459      $419,611

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  Statement Of Operations And Retained Earnings

                     For The Six Months Ended June 30, 1996
                                   (Unaudited)



Revenue                                                   $72,897

Interest expense                                           72,431
Miscellaneous expense                                         290
                                                        ---------

Income before amortization and taxes                          176

Amortization                                                4,617
State income taxes                                            100
                                                        ---------
                                                            4,717

Net Loss                                                   (4,541)

Retained Earnings, beginning of period
                                                        ---------
Retained Earnings, end of period                         $ (4,541)
                                                        =========



                  Statement Of Operations And Retained Earnings

                       For The Quarter Ended June 30, 1996
                                   (Unaudited)



Revenue                                                   $72,897

Interest expense                                           72,431
Miscellaneous expense                                         290
                                                        ---------

Income before amortization                                    176

Amortization                                                4,617
                                                        ---------

Net Loss                                                   (4,441)

Retained Earnings, beginning of period                       (100)
                                                        ---------
Retained Earnings, end of period                         $ (4,541)
                                                        =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                             Statement Of Cash Flows

                     For The Six Months Ended June 30, 1996
                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $      (4,541)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization                                         4,617
       Increase in mortgages receivable                (3,470,381)
       Increase in deferred costs                         (36,622)
       Increase in prepaid income taxes                      ( 50)
       Decrease in accounts payable                      (119,611)
                                                        ---------

NET CASH USED IN OPERATING ACTIVITIES                  (3,626,588)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable           3,750,000
      Additional paid in capital                          200,000
      Proceeds from affiliate                             184,000
                                                     -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               4,134,000

INCREASE IN CASH                                          507,412

CASH,  Beginning of period                                 50,604
                                                        ---------
CASH,  End of period                                 $    558,016
                                                     ============

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1  - SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS

          Matzel & Mumford Mortgage Funding, Inc. (the "Company") is a New Jersey corporation formed for the purpose of financing loans to real estate development companies controlled by the principals of The Matzel & Mumford Organization, Inc. ("MMO") which are engaged in the business of developing single-family residential housing communities. The Company closed a public offering of its Intermediate Term Secured Notes (the "Notes") on May 15, 1996 and issued $3,750,000 principal amount of Notes. The offering proceeds, along with the additional paid in capital in excess of organizational expenses, will be used to make loans primarily for projects in the early stages of development. The Company has committed to maintain at least 90% of the offering proceeds in secured loans, subject to certain conditions. The Company intends to charge interest on the loans at a rate of 16% or more and will also assess each borrower an administrative fee. Debt service payments on the project loans, together with the administrative fee, are intended to service the 15% interest due on the Notes, the .5% loan servicing fee payable to MMO, and other expenses.

          The Company filed a registration statement with respect to its Notes offering under the Securities and Exchange Act of 1933, as amended. The Company's registration statement was declared effective by the Securities and Exchange Commission on February 7, 1996.

          DEFERRED COSTS

          Deferred costs include legal, accounting and filing fees incurred in connection with the Company's public offering.

          INCOME TAXES

          The stockholders of the Company have elected "S" corporation status for federal and state income tax purposes.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1  - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE 2  - MORTGAGES RECEIVABLE

          Mortgages receivable represent loans made to affiliated entities bearing interest at a rate of 16%. The loans have maturity dates ranging from twelve to twenty four months.

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                                 BALANCE SHEETS

                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995



                                               6/30/96          12/31/95
                                            (unaudited)         (audited)
ASSETS

Cash                                    $          458       $    75,575
Performance bonds                               42,691            60,670
Inventories                                  9,019,240         7,702,221
Due from affiliate                             150,000             6,000
Due from general partner                         3,977             3,977
Property and equipment, net                      1,891             2,114
                                           -----------       -----------

TOTAL ASSETS                                $9,218,257        $7,850,557
                                            ==========        ==========




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgage Payable                            $6,532,724        $5,353,969
Note Payable                                   300,000           300,000
Accounts Payable                               707,728           434,098
Accrued expenses                                                   8,000
Accrued interest payable                                          16,135
Customer deposits                            1,129,603            35,208
Due to affiliate                               127,500         1,306,294
                                           -----------        ----------

TOTAL LIABILITIES                            8,797,555         7,453,704
                                           -----------       -----------

PARTNERS' CAPITAL                              420,702           396,853
                                           -----------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL     $9,218,257        $7,850,557
                                            ==========        ==========

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   (Unaudited)

                                                     1996              1995

Revenue                                          $ 848,257       $     1,750

Cost of Sales                                      728,778
                                                 ---------         ---------
Gross Profit                                       119,479             1,750

Selling, general and administrative expenses       205,591           114,450
                                                 ---------         ---------

Net Profit (Loss)                                  (86,112)         (112,700)

Partners' Capital, beginning of period             396,853           750,194

Partner contributions                              150,000

Partner distributions                              (40,039)

Partners' Capital, end of period                $  420,702          $637,494
                                                ==========          ========



                 Statements Of Operations And Partners' Capital

              For The Quarter Ended June 30, 1996 And June 30, 1995
                                   (Unaudited)

                                                    1996                1995

Revenue                                           $847,348       $       166

Cost of Sales                                      728,778
                                                 ---------        ----------
Gross Profit                                       118,570               166

Selling, general and administrative expenses       120,609            45,780
                                                 ---------        ----------

Net Profit (Loss)                                   (2,039)          (45,614)

Partners' Capital, beginning of period             312,741           715,733

Partner contributions                              150,000

Partner distributions                              (40,000)

Partners' Capital, end of period                $  420,702          $670,119
                                                ==========          ========

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                            Statements Of Cash Flows

            For The Six Months Ended June 30, 1996 And June 30, 1995
                                   (Unaudited)



                                                         1996          1995
                                              ----------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                     $     (86,112)   $  (112,700)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                       223
       Decrease (increase) in performance bonds        17,979           (370)
       Increase in inventories                     (1,317,019)    (1,243,841)
       Increase (decrease) in accounts payable        273,630        257,344
       Decrease in accrued expenses                (    8,000)
       Increase in customer deposits                1,094,395
       Decrease in accrued interest payable         (  16,135)       (16,135)
                                              ----------------   -------------

NET CASH USED IN OPERATING ACTIVITIES                 (41,039)    (1,115,702)
                                              ----------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Payments to affiliate                        (1,178,794)       (10,808)
                                              ----------------   -------------

NET CASH USED IN INVESTING ACTIVITIES              (1,178,794)       (10,808)
                                              ----------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable               1,178,755      1,039,910
       Capital distributions                          (40,039)
       Capital contributions                          150,000
       Proceeds (payments) from affiliate            (144,000)        15,000
                                              ----------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           1,144,716      1,054,910
                                              ----------------   -------------

DECREASE IN CASH                                      (75,117)       (71,600)

CASH,  Beginning of period                             75,575         72,402

CASH,  End of period                           $          458    $       802
                                              ================   =============

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1  - SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Beacon Manor Associates (the "Partnership") is a New Jersey general partnership formed in November 1994 for the purpose of purchasing land in the Township of Bernards, New Jersey and of developing and constructing 29 single-family homes on that land.

          On November 21, 1994, the partners formed a joint venture as governed by a Joint Venture Agreement. The parties to the agreement are The Matzel & Mumford Organization, Inc. ("MMO") and the Centrone Building Corp., Inc. ("CBC").

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

          Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest is capitalized based upon the interest rate on specifically related debt. A portion of the construction management fees to a related party is paid and capitalized by the Partnership.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is calculated using straight-line method based upon the estimated useful lives of the assets.

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1  - SUMMARY OF ACCOUNTING POLICIES (continued)

          INCOME TAXES

          The Partnership is organized and operates as a general partnership and is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Partnership are included on each partner's tax return, according to the terms of the Joint Venture Agreement.

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

NOTE 2  - INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at June 30, 1996:

          Land                                        $4,370,739
          Approval costs                                 268,163
          Land improvements and
            construction costs                         2,814,958
          Project overhead                               190,380
          Financing costs                                974,128
          Sales and marketing                            400,872
                                                     -----------
                                                      $9,019,240
                                                     ===========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the six months ended June 30, 1996 are $333,294.

NOTE 3  - MORTGAGE PAYABLE

          The property is encumbered by a $9,921,376 mortgage provided by Amboy National Bank, pursuant to the terms of a loan agreement dated December 21, 1994, and a $1,994,000 mortgage provided by Matzel & Mumford Mortgage Funding, Inc. The balance outstanding at June 30, 1996 for Amboy was $5,877,724 and for Matzel & Mumford Mortgage Funding Inc. was $655,000.

          The loan agreement provides for three notes as follows:

                   Note #1                            $5,200,000
                   Note #2                            $3,721,376
                   Note #3                            $1,000,000

          D. Majorie Centrone has guaranteed all of the Amboy notes.

          Notes #1 and #2 provide for interest on unpaid principal of advanced funds at 1.50% (floating) in excess of the prime rate of Chase Manhattan Bank, N.A. The prime rate as of June 30, 1996 was 8 1/4%.

          The maturity dates of Notes #1 and #2 are December 21, 1996.

          Effective November 17, 1995, the $1,000,000 balance of Note #3 was transferred to Note #1. A total of $63,000 in loan fees related to these loans are included in financing costs.

NOTE 4  - NOTES PAYABLE

          The Partnership has a demand note payable to a private investor in the amount of $300,000. Interest on the note is computed at 25% per annum. The maturity date is September 19, 1996. The note is unsecured and is jointly and severally guaranteed by Bruce Matzel and Roger Mumford, principals of MMO.

NOTE 5  - RELATED PARTY TRANSACTIONS

          Due to affiliated represents noninterest bearing demand loans to affiliated companies of certain partners of the Partnership. Due from affiliates represents a loan made to an affiliated entity before certain mortgage transactions occurred.

          The Partnership has an agreement with MMO whereby MMO provides construction management services at a fee of $25,000 per unit. MMO is entitled to receivemonthly draws of management fees up to $35,000 per month up to an aggregate of $725,000. Since inception, the Partnership has incurred $570,000 in management fees, of which $190,380 has been capitalized in inventories at June 30, 1996.

NOTE 6  - COMMITMENTS AND CONTINGENCIES

          In accordance with the Joint Venture Agreement, MMO will be required to loan up to $1.5 million (as needed) to fund the Partnership for acquisition and working capital.

          PERFORMANCE BONDS

          At  June  30,  1996,  the  Partnership  is  contingently   liable  for
          performance bonds totaling $426,913.

NOTE 7  - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          Cash paid for the six months ended June 30, 1996 for:

          Interest                                        $ 340,445

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                                 BALANCE SHEETS

                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995



                                                   6/30/96          12/31/95
                                                (unaudited)         (audited)
                                     ASSETS
Cash                                            $  331,045       $   366,031
Performance bonds                                   58,027           156,710
Inventories                                      5,124,898         6,464,163
Other receivable                                                       1,391
Due from affiliate                                   1,000             1,065
                                             --------------   --------------

TOTAL ASSETS                                    $5,514,970        $6,989,360
                                                ==========        ==========




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgage payable                                $3,560,510        $4,877,552
Developer note payable                             656,250         1,000,000
Accounts Payable                                 1,120,681           660,283
Accrued interest payable                                              74,887
Due to affiliate
Customer deposits                                  256,398            28,073
                                              ------------       -----------

TOTAL LIABILITIES                                5,593,839           544,666
                                              ------------        ----------

PARTNERS' CAPITAL                                  (78,869)          348,565
                                              ------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL         $5,514,970        $6,989,360
                                                ==========        ==========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                 Statements Of Operations And Members' Capital

                     For The Six Months Ended June 30, 1996
               And From March 7, 1995 (Inception) To June 30, 1995
                                   (Unaudited)

                                                       1996           1995

SALES                                             $5,971,384

COST OF SALES                                      5,368,333
                                                ------------
GROSS PROFIT                                         603,051

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         248,817          37,462
                                                ------------     -----------

INCOME FROM OPERATIONS                               354,234         (37,462)

INTEREST INCOME                                        5,832
                                                ------------     -----------
NET INCOME                                           360,066         (37,462)

MEMBER'S CAPITAL, Beginning of period                348,565           1,000

CAPITAL CONTRIBUTIONS                                                300,000
CAPITAL DISTRIBUTIONS                               (787,500)
                                                ------------     -----------

MEMBER'S CAPITAL, End of Period                  $   (78,869)        263,538
                                                 ===========     ===========



                 Statements Of Operations And Members' Capital

              For The Quarter Ended June 30, 1996 And June 30, 1995
                                   (Unaudited)

                                                       1996           1995

SALES                                              $3,374,154

COST OF SALES                                       3,013,945

GROSS PROFIT                                          360,209

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          146,739         37,462
                                                   ----------      ---------

INCOME FROM OPERATIONS                                213,470        (37,462)

INTEREST INCOME                                         5,696

NET INCOME                                            219,166        (37,462)

MEMBER'S CAPITAL, Beginning of period                 314,465          1,000

CAPITAL CONTRIBUTIONS                                                300,000
CAPITAL DISTRIBUTIONS                                (612,500)
                                                    ---------      ---------

MEMBER'S CAPITAL, End of Period                   $    (78,869)      263,538
                                                  ============     =========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                            Statements Of Cash Flows

                     For The Six Months Ended June 30, 1996
              And From March 7, 1995 (Inception) To June 30, 1995
                                   (Unaudited)


                                                      1996             1995
                                                 -------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $   360,066     ($   37,462)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Decrease(increase) in inventories            1,339,265      (4,233,298)
       Decrease in other receivable                     1,391
       Decrease (increase) in performance bonds        98,683        (156,710)
       Increase in accounts payable                   460,398         262,159
       Increase in customer deposits                  228,325
       Decrease in accrued interest payable          ( 74,887)
                                                 ------------      ----------
NET CASH USED IN OPERATING ACTIVITIES               2,413,241      (4,165,311)
                                                 ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable               5,842,061       2,922,946
       Repayment of mortgage payable               (7,159,103)
       Repayment of developer note                (   343,750)
       Capital distributions                      (   787,500)
       Capital contributions                                          300,000
       Proceeds from affiliate                             65       1,242,039
                                                 ------------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          (2,448,227)      4,464,985
                                                 ------------     -----------

INCREASE (DECREASE) IN CASH                           (34,986)        299,674

CASH,  Beginning of period                            366,031               0
                                                 ------------     -----------

CASH,  End of period                             $    331,045     $  299, 674
                                                 ============     ===========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1  - SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at Staats Farm, L.L.C. is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Branchburg, New Jersey and of developing and constructing 51 single- family homes on that land.

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

          Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest is capitalized based upon the interest rate on specifically related debt. A portion of the construction management fees to a related party is paid and capitalized by the Company.

          MEMBERS' CAPITAL

          The two managing members have paid $1,000 in capital contributions. Three special members have contributed a total of $475,000.

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1  - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

          (b) each special member shall be paid a distribution (the "Special Distribution") in an amount equal to the product of: (A) the special member's relevant percentage (aggregates .624998%) at June 30, 1996) multiplied by (B) the aggregate gross sales proceeds of all housing units actually closed by the Company as of the twenty-fifth (25th) day of the immediately preceding calendar month.

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

          (d) all other distributions payable to special members are guaranteed personally by the managing members.

          PROFIT AND LOSS ALLOCATIONS

          All items of Profits and Losses shall be allocated to the Members as follows:

          (a) first, net Profits will be allocated to the special members equal to the aggregate total of the Guaranteed Payment and the Special

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1  - SUMMARY OF ACCOUNTING POLICIES (Continued)

          Distribution paid or payable to such special members: and

          (b) second, to the managing members in proportion to their respective capital contributions.

          INCOME TAXES

          The Company is organized and operates as a limited liability company and is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Company are included on each partner's tax return, according to the terms of the operating agreement.

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

NOTE 2  - INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at June 30, 1996:

           Land                                        $1,882,542
           Approval costs                                 474,102
           Land improvements and
             construction costs                         2,008,067
           Project overhead                                54,391
           Financing costs                                419,765
           Sales and marketing                            286,031
                                                       ----------
                                                       $5,124,898
                                                       ==========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996

NOTE 2  - INVENTORIES (Continued)

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. The Company incurred interest and management fees of $508,727 of which $0 was capitalized during the six months ended June 30, 1996.

NOTE 3  - MORTGAGE PAYABLE

          The property is encumbered by a $6,450,000 mortgage provided by a bank, pursuant to the terms of a loan agreement dated April 18, 1995, and a $2,325,000 mortgage provided by Matzel & Mumford Mortgage Funding, Inc. (Mortgage Funding). The balance outstanding at June 30, 1996 for the bank was $1,784,603 and for Mortgage Funding was $1,775,907. The notes are secured by the property and the bank's note is personally guaranteed by the Company's managing members. A total of $110,615 in loan fees related to the bank loan is included in financing costs. The bank financing is payable at prime plus 1 1/2% and the loan from Mortgage Funding is payable at 16% per annum. The prime rate as of June 30, 1996 was 8 1/4%.

NOTE 4  - RELATED PARTY TRANSACTIONS

          Due to/from affiliates consists of net cash advances from affiliated companies of the managing members of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid as cash flow allows.

          The Company has borrowed from The Matzel & Mumford Organization, Inc. ("MMO"), an affiliate of the managing members, $1,000,000, which is evidenced by a secured developer note. Interest payments are payable monthly at a rate of 18% per annum. Additional interest is charged at a rate equal to 1.5625% of the gross sales price per unit received at closing. The principal balance is payable in installments of $31,250 each. The first installment is due upon the closing of the 20th unit and thereafter upon the sale of each subsequent unit, until the earlier to occur of December 18, 1997, or the date of the payment in full of the entire principal and interest and other charges due under the note. As of June 30, 1996, twenty-two units have been closed and eleven payments have been made on the note.

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 4  - RELATED PARTY TRANSACTIONS  (Continued)

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 5% of the gross selling price of each house. MMO is entitled to receive monthly draws of management fees up to $50,000 per month for the first six months for a total of $300,000 and the balance at the rate of no more than $12,000 at the time of the closing of the sale of each home, for an aggregate total of $912,000. The management fee payable shall be proportionately reduced if the sales prices of the homes are reduced or proportionately increased if the sales prices are increased. Since inception the Company has incurred $540,000 in management fees, of which $54,391 has been capitalized in inventories at June 30, 1996.


NOTE 5  - COMMITMENTS AND CONTINGENCIES

          (a) Performance Bonds

          At June 30, 1996, the Company is contingently liable for performance bonds totaling $826,118.

NOTE 6  - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          Cash paid for the six months ended June 30, 1996 for:

          Interest                                 $ 336,225

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                                 BALANCE SHEETS

                      AS OF JUNE 30, 1996 AND JUNE 4, 1995



                                                   6/30/96            6/4/96
                                                (unaudited)         (audited)
                                     ASSETS
Cash                                            $   21,755       $    46,527
Inventories                                      1,501,498           978,605
                                                ----------        ----------

TOTAL ASSETS                                    $1,523,253        $1,025,132
                                                ==========        ==========




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgage Payable                                $1,039,474        $  903,000
Accounts Payable                                    11,838             2,132
Due to affiliate                                   471,941           120,000
                                              ------------       -----------

TOTAL LIABILITIES                                1,523,253         1,025,132
                                              ------------        ----------

PARTNERS' CAPITAL
                                              ------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL         $1,523,253        $1,025,132
                                                ==========        ==========

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                            STATEMENTS OF CASH FLOWS

         FOR THE PERIOD MAY 1, 1996 (DATE OF INCEPTION) TO JUNE 30, 1996
                                   (Unaudited)


                                                      1996
                                                 -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories                     (1,501,498)
       Increase (decrease) in accounts payable         11,838
                                                 ------------
NET CASH USED IN OPERATING ACTIVITIES              (1,489,660)
                                                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable               1,039,474
       Proceeds from affiliate                        471,941
                                                 ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           1,511,415
                                                 ------------

INCREASE IN CASH                                       21,755

CASH, Beginning of period
                                                 ------------
CASH, End of period                             $      21,755
                                                 ============

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1 -  SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at Piscataway, L.L.C.(the "Company") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Piscataway, New Jersey and developing and constructing 126 single-family homes on that land. The Company closed title to 21 lots and has an option to purchase the remaining 125 lots. Through June 30, 1996, there has been no operating activity.

          REVENUE RECOGNITION

          Revenues arising from home sales will be recognized under the accrual method. Under this method, income will be recognized when all terms relating to the sale of a unit are complete, consideration is exchanged, and title is conveyed to the buyer.

          INVENTORIES

          Inventories will be stated at the lower of cost or estimated net realizable value, which is determined by reducing the anticipated net sales proceeds by the estimated costs necessary to complete or improve the property to the condition used in arriving at the anticipated selling price.

          Inventory costs will comprise direct unit and allocated costs. Development costs will be capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest is capitalized based upon the interest rate on specifically related debt. A portion of the management fees to a related party is paid and capitalized by the Company.

          MEMBERS' CAPITAL

          The two managing members have pledged a total of $1,000 in capital contributions.

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 1 -  SUMMARY OF ACCOUNTING POLICIES (continued)

          INCOME TAXES

          The Company is organized and operates as a limited liability company which is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Company are included on each member's tax return, according to the terms of the operating agreement.

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

NOTE 2 -  INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at June 30, 1996:

             Land                                                    $960,044
             Approval Costs                                           306,755
             Land improvements and construction costs                  19,394
             Project overhead                                          70,000
             Financing costs                                          122,603
             Sales and marketing                                       22,702
                                                                   ----------
                                                                   $1,501,498
                                                                   ==========

          All expenses incurred for the development of the project will be capitalized. Selling expenses which do not benefit future periods and general and administrative expenses will be treated as period costs and will be expensed as incurred. Interest and management fees capitalized during the period ended June 30, 1996 are $192,603.

NOTE 3 -  MORTGAGE PAYABLE

          The property is encumbered by a $2,000,000 mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at Piscataway, bearing interest at a rate of 16% per annum. Interest payments are payable quarterly until June 4, 1997, when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          The Company has an agreement with The Matzel & Mumford Organization, Inc. ("MMO"), whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to draws of $35,000 per month. Since inception, the Company has incurred $70,000 in management fees which have been capitalized in inventories at June 30, 1996.

          Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid as cash flow allows.

Item 2.  Management's Plan of Operation.


        Matzel & Mumford Mortgage Funding, Inc. (the "Funding Company") is a finance company that was formed in July 1995 for the purpose of funding land acquisition, infrastructure improvements, and the construction of homes in single-family residential housing communities by making loans. In furtherance of this purpose, the Funding Company made a public offering of up to $6,000,000.00 of its Intermediate Term Secured Notes (the "Notes"). On May 16, 1996, the
Funding Company issued and sold  $3,750,000.00  principal  amount of Notes.

        The Funding Company initially made two first mortgage loans using the net proceeds of the Notes offering, as well as a portion of the Funding Company's equity capital. One first mortgage loan was to Matzel & Mumford at Staats Farm, L.L.C. ("Staats Farm"), and the other was for the benefit of Beacon Manor Associates ("Beacon Manor"). In addition, the Funding Company made a second mortgage loan for the benefit of Beacon Manor to refinance a previous short-term loan. These loans and the borrowers were discussed in the Funding Company's Current Report on Form 8-K dated May 17, 1996. Following the repayment of a substantial portion of the loans to Beacon Manor, the Funding Company made first mortgage loans to Matzel & Mumford at Piscataway, L.L.C. ("Piscataway") for the development of a subdivision known as Maplehurst Farm. These loans and the borrower were discussed in the Funding Company's Current Report on Form 8-K dated June 4, 1996.

        As of June 30, 1996, the Funding Company has an aggregate of $3,470,381 of loans outstanding, allocated as follows: to Staats Farm (an aggregate of $1,775,907 secured by first mortgages), for Beacon Manor ($582,750 secured by a first mortgage and $72,250 secured by a second mortgage), and to Piscataway (an aggregate of $1,039,474 secured by first mortgages). The financial statements of each of these entities are included with this Quarterly Report. The Funding Company also had $529,619 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

        The Funding Company expects that in the third quarter of 1996, the loans to Beacon Manor will be paid in full. As of June 30, the Funding Company has identified one new project, located in South Brunswick, New Jersey, to which it intends to make a loan in the third quarter.

        Because the Funding Company is not an operating company, it has minimal cash needs. The Funding Company expects that its cash requirements will be satisfied by the administrative fee that the various borrowers will pay to the Funding Company and by the amount of interest on the various loans (which will be at least 16%) that remains after paying the interest on the Notes and a loan servicing fee.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.

        (a)      Exhibits.

3(a) Certificate of Incorporation of Matzel & Mumford Mortgage Funding, Inc. (the "Funding Company") (incorporated by reference to Exhibit 3(a) to Registration Statement on Form SB-2 of Matzel & Mumford Mortgage Funding, Inc. (Registration Number 33-98178) (the "Notes Registration Statement")).

3(b) By-Laws of the Funding Company (incorporated by reference to Exhibit 3(b) to the Notes Registration Statement).

4(a) Indenture (including form of Notes) dated as of January 25, 1996, between the Funding Company and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4(a) to the Notes Registration Statement).

4(b) Resolutions of the Board of Directors of the Funding Company establishing specific terms of the Notes (incorporated by reference to Exhibit 4(b) of Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

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

27      Financial Data Schedules.

        (b) Reports on Form 8-K.

        The Funding Company filed Current Reports on Form 8-K dated May 17, 1996 (filed June 3, 1996) (to report the execution of an engagement letter with new certifying accountants and to discuss loans to Beacon Manor and Staats Farm) and dated June 4, 1996 (filed June 26, 1996) (to discuss loans to Piscataway).

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MATZEL & MUMFORD
                                            MORTGAGE FUNDING, INC.


                                            By: /S/ ROGER MUMFORD
                                               ------------------------
                                               Roger Mumford, President

Dated:  August 15, 1996



By: /S/ RICHARD ANDERSON                    By: /S/ JONATHAN FISHER
   ------------------------                     ----------------------------
    Richard Anderson,                            Jonathan Fisher, Controller
    Chief Financial Officer

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

4(b)     Resolutions of the Board of Directors of the Funding Company         *
         establishing specific terms of the Notes (incorporated by reference to Exhibit 4(b) of Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

10(a)    Form of Loan Agreement (incorporated by reference to Exhibit 10(a)   *
         to the Notes Registration Statement).

10(b)    Form of Mortgage and Security Agreement (incorporated by reference   *
         to Exhibit 10(b) to the Notes Registration Statement).

10(c) Loan Servicing Agreement dated January 22, 1996 between the Funding * Company and The Matzel & Mumford Organization, Inc. (incorporated by reference to Exhibit 10(c) to the Notes Registration Statement).

27       Financial Data Schedules.

- ---------------------------
* Incorporated by reference