Form 10QSB
period 1996-09-30
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1996-11-14
CIK 1002525

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly  period ended September 30, 1996

|_|  Transition  report under Section 13 or 15(d) of the Exchange Act

For the transition  period from _________ to ___________

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

Yes  X   No______

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500 shares common stock, no par value as of September 30, 1996

           Transitional Small Business Disclosure Format (check one):

Yes ____  No  x

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
                                FORM 10-QSB INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................     1

Matzel & Mumford Mortgage Funding, Inc.

          Balance Sheets as of September 30, 1996 (unaudited) and
          December 31, 1995 Statements of Operations and Retained
          Earnings for the Three and Nine Months ended September
          30, 1996 (unaudited)...........................................

          Statement of Cash Flows for the Nine Months Ended
          September 30, 1996 (unaudited).................................
          Notes to Financial Statements (unaudited)......................

 Beacon Manor Associates

          Balance Sheets as of September 30, 1996 (unaudited) and
          December 31, 1995 Statements of Operations and
          Partners' Capital for the Three and Nine Months Ended
          September 30, 1996 (unaudited).................................

          Statement of Cash Flows for the Nine Months Ended
          September 30, 1996 (unaudited).................................
          Notes to Financial Statements (unaudited)......................

Matzel & Mumford at Staats Farm, L.L.C.

          Balance Sheets as of September 30, 1996 (unaudited) and
          December 31, 1995 Statements of Operations and Members'
          Capital for the Three and Nine Months Ended September
          30, 1996 (unaudited)...........................................

          Statement of Cash Flows for the Nine Months Ended
          September 30, 1996 (unaudited).................................
          Notes to Financial Statements (unaudited)......................

Matzel & Mumford at Piscataway, L.L.C.

          Balance Sheets as of September 30, 1996 (unaudited) and
          June 4, 1996 Statement of Cash Flows for the Nine
          Months Ended September 30, 1996 (unaudited)....................
          Notes to Financial Statements (unaudited)......................

Matzel & Mumford at South Brunswick, L.L.C.

          Balance Sheets as of September 30, 1996 (unaudited) and
          July 31, 1996 Statement of Cash Flows for the Nine
          Months Ended September 30, 1996 (unaudited)....................
          Notes to Financial Statements (unaudited)......................

Item 2.  Management's Plan of Operation .................................

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................

Item 2.  Changes in Securities ..........................................

Item 3.  Defaults Upon Senior Securities ................................

Item 4.  Submission of Matters to a Vote of Security Holders.............

Item 5.  Other Information ....... ......................................

Item 6.  Exhibits and Reports on Form 8-K ...............................

                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Balance Sheets  ..........................................                1

Statement of Operations and Retained Earnings ............                2 - 3

Statement of Cash Flows ..................................                4

Notes to the Financial Statements ........................                5 - 6

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                                 BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                   9/30/96             12/31/95
                                                 ----------           ----------
                                                 (unaudited)           (audited)
                                     ASSETS

Cash                                             $   76,924           $   50,604
Prepaid income taxes                                     50
Due from affiliate                                                       184,000
Mortgages receivable                              3,940,112
Deferred costs, net                                 231,049              185,007
                                                 ----------           ----------

TOTAL ASSETS                                     $4,248,135           $  419,611
                                                 ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                    $    30,950      $   119,611
Notes Payable                                         3,750,000
                                                    -----------      -----------

TOTAL LIABILITIES                                     3,780,950          119,611
                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 5,000 shares
     authorized 500 shares issued and outstanding        10,000           10,000
   Additional paid-in capital                           490,000          290,000
   Retained earnings                                    (32,815)
                                                    -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                              467,185          300,000
                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 4,248,135      $   419,611
                                                    ===========      ===========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)


Revenue                                                               $ 230,817

Interest expense                                                        241,712
Miscellaneous expense                                                     6,417
                                                                      ---------

Income(loss) before amortization and taxes                              (17,312)

Amortization                                                             15,403
State income taxes                                                          100
                                                                      ---------
                                                                         15,503

Net Loss                                                                (32,815)

Retained Earnings, beginning of period                                        0
                                                                      ---------

Retained Earnings, end of period                                      $ (32,815)
                                                                      =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)

Revenue                                                               $ 157,920

Interest expense                                                        169,281
Miscellaneous expense                                                     6,127
                                                                      ---------

Income (loss) before amortization                                       (17,488)

Amortization                                                             10,786
                                                                      ---------

Net Loss                                                                (28,274)

Retained Earnings, beginning of period                                   (4,541)
                                                                      ---------

Retained Earnings, end of period                                      $ (32,815)
                                                                      =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                             STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $   (32,815)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization                                                      15,403
       Increase in mortgages receivable                              (3,940,112)
       Increase in deferred costs                                       (61,445)
       Increase in prepaid income taxes                                     (50)
       Decrease in accounts payable                                     (88,661)
                                                                    -----------
NET CASH USED IN OPERATING ACTIVITIES                                (4,107,680)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable                         3,750,000
      Additional paid in capital                                        200,000
      Proceeds from affiliate                                           184,000
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,134,000

INCREASE IN CASH                                                         26,320

CASH,  Beginning of period                                               50,604
                                                                    -----------
CASH,  End of period                                                $    76,924
                                                                    ===========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

            NATURE OF BUSINESS

            Matzel & Mumford Mortgage Funding, Inc. (the "Company") is a New Jersey corporation formed for the purpose of financing loans to real estate development companies controlled by the principals of The Matzel & Mumford Organization, Inc. ("MMO") which are engaged in the business of developing single-family residential housing communities. The Company closed a public offering of its intermediate term secured notes (the "Notes") on May 15, 1996 with issuing $3,750,000 principal amount of Notes. The offering proceeds, along with the additional paid in capital in excess of organizational expenses, will be used to make loans primarily for projects in the early stages of development. The Company has committed to maintain at least 90% of the offering proceeds in secured loans, subject to certain conditions.

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

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES(Continued)

            ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NOTE 2 - MORTGAGES RECEIVABLE

            Mortgages receivable represent loans made to affiliated entities bearing interest at a rate of 16%. The loans have maturity dates ranging from twelve to twenty four months.

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Balance Sheets ............................... ......................     1

Statements of Operations and Retained Earnings ......................     2

Statements of Cash Flows.............................................     3

Notes to the Financial Statements ...................................     4 - 9

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                                 BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                      9/30/96          12/31/95
                                                     unaudited         (audited)
                                                    ----------        ----------
                                     ASSETS
Cash                                                $      615        $   75,575
Performance bonds                                       52,691            60,670
Inventories                                          9,635,910         7,702,221
Due from affiliate                                     150,000             6,000
Due from general partner                                 3,977             3,977
Property and equipment, net                              1,780             2,114
                                                    ----------        ----------

TOTAL ASSETS                                        $9,844,973        $7,850,557
                                                    ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage Payable                                     $6,404,916       $5,353,969
Note Payable                                            300,000          300,000
Accounts Payable                                      1,416,205          434,098
Accrued expenses                                                           8,000
Accrued interest payable                                                  16,135
Customer deposits                                     1,301,848           35,208
Due to affiliate                                          6,000        1,306,294
                                                     ----------       ----------

TOTAL LIABILITIES                                     9,428,969        7,453,704
                                                     ----------       ----------

PARTNERS' CAPITAL                                       416,004          396,853
                                                     ----------       ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL              $9,844,973       $7,850,557
                                                     ==========       ==========

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                                         1996           1995
                                                     -----------      ---------
Revenue                                              $ 2,623,683      $   2,681

Cost of Sales                                          2,283,981
                                                     -----------      ---------
Gross Profit                                             339,702          2,681

Selling, general and administrative expenses             324,512        228,900
                                                     -----------      ---------
Net Profit (Loss)                                         15,190       (226,219)

Partners' Capital, beginning of period                   396,853        750,194

Partner contributions                                    150,000

Partner distributions                                   (146,039)

Partners' Capital, end of period                     $   416,004      $ 523,975
                                                     ===========      =========

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                                         1996           1995
                                                     -----------      ---------
Revenue                                              $ 1,775,426      $     931

Cost of Sales                                          1,555,203
                                                     -----------      ---------
Gross Profit                                             220,223            931

Selling, general and administrative expenses             118,921        114,450
                                                     -----------      ---------

Net Profit (Loss)                                        101,302       (113,519)

Partners' Capital, beginning of period                   420,702        637,494

Partner contributions

Partner distributions                                   (106,000)          --

Partners' Capital, end of period                     $   416,004      $ 523,975
                                                     ===========      =========

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                                      1996              1995
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $    15,190      $  (226,219)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                        334
       Decrease (increase) in performance bonds          7,979           29,629
       Increase in inventories                      (1,933,689)      (2,331,276)
       Increase (decrease) in accounts payable         982,107          581,862
       Decrease in accrued expenses                     (8,000)
       Increase in customer deposits                 1,266,640
       Decrease in accrued interest payable            (16,135)         (16,135)
                                                   -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                  314,426       (1,962,139)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Payments to affiliate                         (1,300,294)
                                                   -----------

NET CASH USED IN INVESTING ACTIVITIES               (1,300,294)
                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                1,050,947        1,409,410
       Capital distributions                          (146,039)
       Capital contributions                           150,000
       Proceeds (payments) from affiliate             (144,000)         482,648
                                                   -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              910,908        1,892,058
                                                   -----------      -----------

DECREASE IN CASH                                       (74,960)         (70,081)

CASH,  Beginning of period                              75,575           72,402

CASH,  End of period                               $       615      $     2,321
                                                   ===========      ===========

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

            Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

            land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest is capitalized based upon interest incurred on specifically related debt. A portion of the construction management fees paid to a related party is paid and capitalized by the Partnership.

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

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 2 - INVENTORIES

            Inventories relating to the development of single-family homes consist of the following at September 30, 1996:

                  Land                              $4,089,273
                  Approval costs                       312,178
                  Land improvements and
                    construction costs               3,590,050
                  Project overhead                     219,210
                  Financing costs                    1,031,129
                                                    ----------
                  Sales and marketing                  394,070
                                                    $9,635,910
                                                    ==========

            All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the nine months ended September 30, 1996 are $419,125.

NOTE 3 - MORTGAGE PAYABLE

            The property is encumbered by a $9,921,376 mortgage provided by Amboy National Bank, pursuant to the terms of a loan agreement dated December 21, 1994, and a $1,994,000 mortgage provided by Matzel & Mumford Mortgage Funding, Inc. The balance outstanding at September 30, 1996 for Amboy was $5,877,724. Matzel & Mumford Mortgage Funding, Inc. was paid off in full.

            The loan agreement with Amboy provides for three notes as follows:

                  Note #1                           $5,200,000
                  Note #2                           $3,721,376
                  Note #3                           $1,000,000

            D. Majorie Centrone has guaranteed all of the Amboy notes.

            Notes #1 and #2 provide for interest on unpaid principal of advanced funds at 1.50% (floating) in excess of the prime rate of Chase Manhattan Bank. The prime rate as of September 30, 1996 was 8 1/4%.

                   BEACON MANOR ASSOCIATES (A JOINT VENTURE)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 3 - MORTGAGE PAYABLE (Continued)

            The maturity dates of Notes #1 and #2 are December 21, 1996.

            Effective November 17, 1995, the $1,000,000 balance of Note #3 was transferred to Note #1. A total of $63,000 in loan fees related to these loans are included in financing costs.

NOTE 4 - NOTES PAYABLE

            The Partnership has a demand note payable to a private investor in the amount of $300,000. Interest on the note is computed at 25% per annum. The maturity date is December 19, 1996. The note is unsecured and is jointly and severally guaranteed by Bruce Matzel and Roger Mumford, principals of MMO.

NOTE 5 - RELATED PARTY TRANSACTIONS

            Due to affiliated represents noninterest bearing demand loans to affiliated companies of certain partners of the Partnership. Due from affiliates represents a non-interest bearing demand loan.

            The Partnership has an agreement with MMO whereby MMO provides construction management services at a fee of $25,000 per house. MMO is entitled to receive monthly draws of management fees up to $35,000 per month up to an aggregate of $725,000. Since inception, the Partnership has incurred $645,000 in management fees, of which $219,210 has been capitalized in inventories at September 30, 1996.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

            In accordance with the Joint Venture Agreement, MMO will be required to loan up to $1.5 million (as needed) to fund the Partnership for acquisition and working capital.

            PERFORMANCE BONDS

            At September 30, 1996, the Partnership is contingently liable for performance bonds totaling $436,913.

                             BEACON MANOR ASSOCIATES
                                (A JOINT VENTURE)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            Cash paid for the nine months ended September 30, 1996 for:

                 Interest                            $ 520,009

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Balance Sheets ...........................................                1

Statement of Operations and Retained Earnings ............                2 - 3

Statement of Cash Flows ..................................                4

Notes to the Financial Statements ........................                5 - 9

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                                 BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                    9/30/96             12/31/95
                                                  (unaudited)          (audited)
                                     ASSETS
Cash                                             $    1,846           $  366,031
Performance bonds                                    58,027              156,710
Inventories                                       4,439,677            6,464,163
Other receivable                                      1,391
Due from affiliate                                    1,000                1,065
                                                 ----------           ----------

TOTAL ASSETS                                     $4,500,550           $6,989,360
                                                 ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable                                 $ 2,730,385          $4,877,552
Developer note payable                               468,750           1,000,000
Accounts Payable                                   1,076,021             660,283
Accrued interest payable                              74,887
Due to affiliate                                      40,000
Customer deposits                                    206,148              28,073
                                                 -----------          ----------

TOTAL LIABILITIES                                  4,521,304             544,666
                                                 -----------          ----------

PARTNERS' CAPITAL                                    (20,754  )          348,565
                                                 -----------          ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL          $ 4,500,550          $6,989,360
                                                 ===========          ==========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND FROM MARCH 7,
                     1995 (INCEPTION) TO SEPTEMBER 30, 1995

                                   (UNAUDITED)
                                                       1996             1995
                                                   -----------      -----------

Sales                                              $ 9,153,021

Cost of sales                                        8,240,324

Gross profit                                           912,697

Selling, general and administrative expenses           380,100          265,962
                                                   -----------      -----------

Income from operations                                 532,597         (265,962)

Interest income                                          7,209              271
                                                   -----------      -----------

Net income                                             539,806         (265,691)

Member's capital, Beginning of period                  348,565            1,000

Capital contributions                                                   475,000
Capital distributions                                 (909,125)
                                                   -----------      -----------

Member's capital, End of Period                    $   (20,754)     $   210,309
                                                   ===========      ===========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

         FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                   (UNAUDITED)
                                                       1996             1995
                                                   -----------      -----------
Sales                                              $ 3,181,637

Cost of sales                                        2,871,991

Gross profit                                           309,646

Selling, general and administrative expenses           131,283          228,500
                                                   -----------      -----------

Income from operations                                 178,363         (228,500)

Interest income                                          1,377              271
                                                   -----------      -----------

Net income                                             179,740         (228,229)

Member's capital, Beginning of period                  (78,869)         263,538

Capital contributions                                                   175,000
Capital distributions                                 (121,625)
                                                   -----------      -----------


Member's capital, End of Period                    $   (20,754)     $   210,309
                                                   ===========      ===========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                             STATEMENT OF CASH FLOWS

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND FROM MARCH 7,
                     1995 (INCEPTION) TO SEPTEMBER 30, 1995

                                   (UNAUDITED)

                                                       1996             1995
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $   539,806      ($  265,691)
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Decrease(increase) in inventories               2,024,486       (5,877,640)
     Decrease in other receivable                        1,391
     Decrease (increase) in performance bonds           98,684         (156,710)
     Increase in accounts payable                      415,738          267,031
     Increase in customer deposits                     178,075           43,950
     Decrease in accrued interest payable              (74,887)
                                                   -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                3,183,293       (5,989,060)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from mortgage payable                      7,135,386        4,840,010
 Repayment of mortgage payable                      (9,282,554)
 Repayment of developer note                          (531,250)
 Capital distributions                                (909,125)
 Capital contributions                                                  475,000
 Proceeds from affiliate                                40,065          912,150
                                                   -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES           (3,547,478)       6,227,160
                                                   -----------      -----------

INCREASE (DECREASE) IN CASH                           (364,185)         238,100

CASH,  Beginning of period                             366,031                0
                                                   -----------      -----------

CASH,  End of period                               $     1,846      $   238,100
                                                   ===========      ===========

                       MATZEL & MUMFORD AT STAATS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

            Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest capitalized is based upon interest incurred on specifically related debt. A portion of the construction management fees paid to a related party is paid and capitalized by the Company.

            MEMBERS' CAPITAL

            The two managing members have paid $1,000 in capital contributions. Three special members have contributed a total of $475,000.

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

            DISTRIBUTIONS

            The Company shall make the following distributions of cash to the Special Members:

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

            (b) each special member shall be paid a distribution (the "Special Distribution") in an amount equal to the product of: (A) the special member's relevant percentage (aggregates .624998%) at September 30, 1996) multiplied by (B) the aggregate gross sales proceeds of all housing units actually closed by the Company as of the twenty-fifth (25th) day of the immediately preceding calendar month.

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

                               SEPTEMBER 30, 1996

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

NOTE 2 - INVENTORIES

            Inventories relating to the development of single-family homes consist of the following at September 30, 1996:

                  Land                              $1,349,425
                  Approval costs                       542,060
                  Land improvements and
                    construction costs               1,887,216
                  Project overhead                      51,652
                  Financing costs                      348,053
                  Sales and marketing                  261,271
                                                    ----------
                                                    $4,439,677
                                                    ==========

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 2 - INVENTORIES (Continued)

            All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. The Company incurred interest and management fees of $728,895 of which $0 was capitalized during the nine months ended September 30, 1996.

NOTE 3 - MORTGAGE PAYABLE

            The property is encumbered by a $6,450,000 mortgage provided by a bank, pursuant to the terms of a loan agreement dated April 18, 1996, and a $2,325,000 mortgage provided by Matzel & Mumford Mortgage Funding, Inc. (Mortgage Funding). The balance outstanding at September 30, 1996 to the bank was $1,537,273 and to Mortgage Funding was $1,193,112. The notes are secured by the property and the bank's note is personally guaranteed by the Company's managing members. A total of $127,785 in loan fees related to this loan is included in financing costs. The bank financing is payable at prime plus 1 1/2% and Mortgage Funding is payable at 16%. The prime rate as of September 30, 1996 was 8 1/4%.

NOTE 4 - RELATED PARTY TRANSACTIONS

            Due to/from affiliates consists of net cash advances from affiliated companies of the managing members of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from cash flow available:

            The Company has borrowed from the Matzel & Mumford Organization, Inc. ("MMO"), an affiliate of the managing members, $1,000,000, which is evidenced by a secured developer note. Interest payments are payable monthly at a rate of 18%. Additional interest is charged at a rate equal to 1.5625% of the gross sales price per unit received at closing. The principal balance is payable in installments of $31,250 each. The first installment is due upon the closing of the 20th unit and thereafter upon the sale of each subsequent unit, until the earlier to occur of December 18, 1997, or the date of the payment in full of the entire principal and interest and other charges due under the note. As of September 30, 1996, thirty six units have been closed and seventeen payments have been made on the note.

                     MATZEL & MUMFORD AT STAATS FARM, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

            The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 5% of the gross selling price of each house. MMO is entitled to receive monthly draws of management fees up to $50,000 per month for the first six months for a total of $300,000 and the balance at the rate of no more than $12,000 at the time of the closing of the sale of each home, for an aggregate total of $912,000. The management fee payable shall be proportionately reduced if the sales prices of the homes are reduced or proportionately increased if the sales prices are increased. Since inception the Company has incurred $660,000 in management fees, of which $51,652 has been capitalized in inventories at September 30, 1996.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

            (a)   Performance Bonds

                  At September 30, 1996, the Company is contingently liable for performance bonds totaling $826,118.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            Cash paid for the six months ended September 30, 1996 for:

                 Interest                           $ 428,895

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Balance Sheets ............................... .................          1

Statement of Cash Flows.........................................          2

Notes to the Financial Statements ..............................          3 - 5

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                                 BALANCE SHEETS

                    AS OF SEPTEMBER 30, 1996 AND JUNE 4, 1996

                                                  9/30/96               6/04/96
                                                (unaudited)            (audited)
                                     ASSETS

Cash                                            $      652            $   46,527
Performance Bonds                                  120,465
Inventories                                      2,133,098               978,605
                                                ----------            ----------

TOTAL ASSETS                                    $2,254,215            $1,025,132
                                                ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage Payable                                $1,347,000            $  903,000
Accounts Payable                                   287,624                 2,132
Due to affiliate                                   619,591               120,000
                                                ----------            ----------

TOTAL LIABILITIES                                2,254,215             1,025,132
                                                ----------            ----------

PARTNERS' CAPITAL

TOTAL LIABILITIES AND PARTNERS' CAPITAL         $2,254,215            $1,025,132
                                                ==========            ==========

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                            STATEMENTS OF CASH FLOWS

      FOR THE PERIOD MAY 1, 1996 (DATE OF INCEPTION) TO SEPTEMBER 30, 1996

                                   (UNAUDITED)

                                                                        1996
                                                                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories                                       (2,133,098)
       Increase in performance bonds                                   (120,465)
       Increase (decrease) in accounts payable                          287,624

NET CASH USED IN OPERATING ACTIVITIES                                (1,965,939)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                                 1,347,000
       Proceeds from affiliate                                          619,591
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,966,591

INCREASE IN CASH                                                            652

CASH,  Beginning of period

CASH,  End of period                                                $       652
                                                                    ===========

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

            NATURE OF BUSINESS AND ORGANIZATION

            Matzel & Mumford at Piscataway, L.L.C. ("M & M at "Piscataway") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Piscataway, New Jersey and developing and constructing 126 single-family homes on that land. M & M at Piscataway closed title to 21 lots and has a contingent contract to purchase the remaining 105 lots.

            REVENUE RECOGNITION

            Revenues arising from home sales will be recognized under the full accrual method. Under this method, income is recognized when all terms relating to the sale of a unit are complete, consideration is exchanged, and title is conveyed to the buyer.

            INVENTORIES

            Inventories are stated at the lower of cost or estimated net realizable value, which is determined by reducing the anticipated net sales proceeds by the estimated costs necessary to complete or improve the property to the condition used in arriving at the anticipated selling price.

            Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest is capitalized based upon interest incurred on specifically related debt. A portion of the construction management fees paid to a related party is capitalized by the Company.

            MEMBERS CAPITAL

            The two managing members have pledged a total of $1,000 in capital contributions.

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

NOTE 2 - INVENTORIES

            Inventories relating to the development of single-family homes consist of the following at September 30, 1996:

                  Land                              $  960,044
                  Approval costs                       399,195
                  Land improvements and
                    construction costs                 258,779
                  Project overhead                     175,000
                  Financing costs                      187,783
                  Sales and marketing                  152,297
                                                    ----------
                                                    $2,133,098
                                                    ==========

            All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended September 30, 1996 are $362,783.

                     MATZEL & MUMFORD AT PISCATAWAY, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 3 - MORTGAGE PAYABLE

            The property is encumbered by a $2,000,000 mortgage provided by Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at Piscataway, which bears interest at 16%. Interest payments are payable quarterly until June 4, 1997 when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property.

NOTE 4 - RELATED PARTY TRANSACTIONS

            The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $35,000 per month. Since inception, the Company has incurred $175,000 in management fees which have been capitalized in inventories at September 30, 1996.

            Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Balance Sheets ............................... .............              1

Statement of Cash Flows.....................................              2

Notes to the Financial Statements ..........................              3 - 5

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                 BALANCE SHEETS

                   AS OF SEPTEMBER 30, 1996 AND JULY 31, 1996

                                                 9/30/96         7/31/96
                                               (unaudited)      (audited)
                                               ----------       ----------
                                     ASSETS
Cash                                           $  212,857
Sales Trailer                                  $   11,785
Inventories                                     1,567,430        1,458,603
                                               ----------       ----------

TOTAL ASSETS                                   $1,579,215       $1,671,460
                                               ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage Payable                               $1,400,000       $1,200,000
Accounts Payable                                   30,650
Due to affiliate                                  148,565          471,460
                                               ----------       ----------

TOTAL LIABILITIES                               1,579,215        1,671,460
                                               ----------       ----------

PARTNERS' CAPITAL

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $1,579,215       $1,671,460
                                               ==========       ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                            STATEMENTS OF CASH FLOWS

      FOR THE PERIOD MAY 1, 1996 (DATE OF INCEPTION) TO SEPTEMBER 30, 1996

                                   (UNAUDITED)

                                                                        1996
                                                                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories                                       (1,567,430)
       Increase in performance bonds                                    (11,785)
       Increase (decrease) in accounts payable                           30,650
                                                                    -----------

NET CASH USED IN OPERATING ACTIVITIES                                (1,548,565)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                                 1,400,000
       Proceeds from affiliate                                          148,565
                                                                    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,548,565

INCREASE IN CASH                                                           --

CASH,  Beginning of period
                                                                    -----------

CASH,  End of period                                                $      --
                                                                    ===========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

            NATURE OF BUSINESS AND ORGANIZATION

            Matzel & Mumford at South Brunswick, L.L.C. ("M & M at "South Brunswick") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of South Brunswick, New Jersey and developing and constructing 91 single-family homes on that land. M & M at South Brunswick closed title to 40 lots and has a contingent contract to purchase the remaining 51 lots. Through September 30, 1996, there has been no operating activities.

            REVENUE RECOGNITION

            Revenues arising from home sales will be recognized under the full accrual method. Under this method, income is recognized when all terms relating to the sale of a unit are complete, consideration is exchanged, and title is conveyed to the buyer.

            INVENTORIES

            Inventories are stated at the lower of cost or estimated net realizable value, which is determined by reducing the anticipated net sales proceeds by the estimated costs necessary to complete or improve the property to the condition used in arriving at the anticipated selling price.

            Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest incurred is capitalized based upon interest on specifically related debt.

            A portion of the construction management fees paid to a related party is capitalized by the Company.

            MEMBERS CAPITAL

            The two managing members have pledged a total of $1,000 in capital contributions.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

NOTE 2 - INVENTORIES

            Inventories relating to the development of single-family homes consist of the following at September 30, 1996:

                  Land                              $1,233,533
                  Approval costs                       121,280
                  Land improvements and
                    construction costs                 130,970
                  Project overhead                      60,000
                  Financing costs                      141,407
                  Sales and marketing                    1,520
                                                    ----------
                                                    $1,567,430
                                                    ==========

            All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended September 30, 1996 are $201,407.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 3 - MORTGAGE PAYABLE

            The Company has a mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at South Brunswick, which bears interest at 16%. Interest payments are payable quarterly until July 31, 1997 when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property.

NOTE 4 - RELATED PARTY TRANSACTIONS

            The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $60,000 in management fees which have been capitalized in inventories at September 30, 1996.

            Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

Item 2. Management's Plan of Operation

      Matzel & Mumford Mortgage Funding, Inc. (the "Funding Company") is a finance company that was formed in July 1995 for the purpose of funding land acquisition, infrastructure improvements, and the construction of homes in single-family residential housing communities by making loans. In furtherance of this purpose, the Funding Company made a public offering of up to $6,000,000 of its Intermediate Term Secured Notes (the "Notes"). On May 16, 1996, the Funding Company issued and sold $3,750,000 principal amount of Notes.

      The Funding Company initially made two first mortgage loans using the net proceeds of the Notes offering, as well as a portion of the Funding Company's equity capital. One first mortgage loan was to Matzel & Mumford at Staats Farm, L.L.C. ("Staats Farm"), and the other was for the benefit of Beacon Manor Associates ("Beacon Manor"). In addition, the Funding Company made a second mortgage loan for the benefit of Beacon Manor to refinance a previous short-term loan. These loans and the borrowers were discussed in the Funding Company's Current Report on Form 8-K dated May 17, 1996. Following the repayment of Beacon Manor's loans and a substantial portion of Staats Farm's loan, the Funding Company made first mortgage loans to Matzel & Mumford at Piscataway, L.L.C. ("Piscataway") for the development of a subdivision known as Maplehurst Farm. Further, the Funding Company made first mortgage loans to Matzel & Mumford at South Brunswick, L.L.C. ("South Brunswick") for the development of a subdivision known as Heather Knolls East. These loans to Piscataway and South Brunswick were discussed in the Funding Company's Current Report on Form 8-K dated June 4, 1996 and August 12, 1996, respectively.

      As of September 30, 1996, the Funding Company had an aggregate of $3,940,112 of loans outstanding, allocated as follows: to Staats Farm (an aggregate of $1,193,112 secured by first mortgages), to Piscataway (an aggregate of $1,347,000 secured by first mortgages), and to South Brunswick (an aggregate of $1,400,000 secured by first mortgages). The financial statements of each of these entities are included with this Quarterly Report. The Funding Company also had $59,888 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

      As of September 30, 1996, the Funding Company has identified one new project, located in Freehold, New Jersey, with respect to which it intends to make a second mortgage loan in the 4th quarter. See Item 5, "Other Information" for a description of the status of certain loans subsequent to September 30, 1996.

      Because the Funding Company is not an operating company, it has minimal cash needs. The Funding Company expects that its cash requirements will be satisfied by the administrative fee that various borrowers will pay to the Funding Company and by the amount of interest on the various loans (which will be at least 16%) that remains after paying the interest on the Notes and a loan servicing fee to its affiliate, Matzel & Mumford Organization.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 2. Changes in Securities.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other information.

      Subsequent to September 30, 1996, Staats Farm and Piscataway paid off their loans in full to the Funding Company. Furthermore, the Funding Company has made a first mortgage loan to Piscataway in the amount of $300,000 to construct a model home which secures the loan. The Funding Company has also made an additional first mortgage acquisition loan to South Brunswick in the amount of $1,100,000 to acquire 51 building lots. In late November, 1996, the Funding Company intends to make a $1,000,000 second mortgage acquisition loan to Matzel & Mumford at Freehold, L.L.C. The property is located in Freehold and consists of 126 single family lots approximately 3/4 acre each.


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

27    Financial Data Schedules.

      (b) Reports on Form 8-K

      The Funding Company filed Current Reports on Form 8-K dated May 17, 1996 (filed June 3, 1996) (to report the execution of an engagement letter with new certifying accountants and to discuss loans to Beacon Manor and Staats Farm); dated June 4, 1996 (filed June 26, 1996) (to discuss loans to Piscataway); and dated July 31, 1996 (filed August 12, 1996) (to discuss loans to South Brunswick), as amended by a From 8-K/A dated July 31, 1996 (filed October 3,
1996) (to file audited financial statements as of July 31, 1996).