Form 10KSB
period 1996-12-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1997-03-28
CIK 1002525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996
      OR
(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                         Commission file number 33-98178

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                  New Jersey                                 22-3382016
                  ----------                                 ----------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                   Identification No.)

         100 Village Court, Hazlet, New Jersey                   07730
         -------------------------------------                   -----
         (Address of principal executive offices)             (Zip Code)

        Registrants telephone number, including area code: (908) 888-1055

           Securities registered pursuant to Section 12(b) of the Act:
                         Intermediate Term Secured Notes

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year:  $389,784

No voting stock of the registrant is held by non-affiliates.

Shares outstanding as of March 21, 1997:  500

                        Exhibit index appears on page N/A

                                      INDEX
Item
Number                                                                      Page
------                                                                      ----

PART I

Item 1.    Description of Business........................................     1

Item 2.    Properties.....................................................    13

Item 3.    Legal Proceedings..............................................    16

Item 4.    Submission of Matters to a Vote of Security Holders............    17

PART II

Item 5.    Market Price of the Company's Common Stock and
           Related Stockholder Matters....................................    18

Item 6.    Management's Discussion & Analysis of Financial
           Condition and Plan of Operations...............................    26

Item 7.    Financial Statements and Supplementary Data....................    28

Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures........................    30

PART III

Item 9.    Director, Executive Officers and Control Persons,
           Compliance with Section  16(a) of the Exchange Act.............    31

Item 10.   Executive Compensation.........................................    32

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management.................................................    32

Item 12.   Certain Relationships and Related Transactions.................    33

PART IV

Item 13.   Exhibits and Reports on Form 8-K...............................    34

Signatures

                               CERTAIN DEFINITIONS

      Certain defined terms, as well as certain phrases that are commonly used in the homebuilding industry, appear frequently in this Report. For the reader's convenience, several of these terms are explained below.

      FUNDING COMPANY - Matzel & Mumford Mortgage Funding, Inc., the issuer of the Notes.

      MMO - The Matzel & Mumford Organization, Inc., a real estate development and management company that is affiliated with the Funding Company.

      MATZEL & MUMFORD REAL ESTATE DEVELOPMENT COMPANY - an entity controlled by the principals of MMO which is engaged in the business, either directly or indirectly, of developing single family housing communities.

      M&M PROJECT ENTITY - a Matzel & Mumford real estate development company to which the Funding Company makes a Loan.

      PROJECT - a single-family housing community that an M&M Project Entity will develop with the proceeds of a Loan from the Funding Company.

      LOAN - a loan that the Funding Company makes to an M&M Project Entity to finance a Project or a particular phase of a Project.

      BUILDING LOT - the site on which an individual home will be constructed.

      INFRASTRUCTURE IMPROVEMENTS - improvements to land, such as roads, sewers and utilities, but not the improvement of individual building lots by the construction of homes or the addition of landscaping, driveways and the like.

      TRUSTEE - First Union National Bank, formerly First Fidelity Bank, N.A., as trustee for the holders of the Notes.

                                     PART I

ITEM 1(A) DESCRIPTION OF BUSINESS--THE FUNDING COMPANY149714A01011697


GENERAL

      Matzel & Mumford Mortgage Funding, Inc. (the "Funding Company") is a finance company that was incorporated in New Jersey on July 11, 1995 for the purpose of funding land acquisition, infrastructure improvements, and the construction of homes in single-family residential housing communities by making Loans.

      In 1996, the Funding Company made a public offering of up to $6,000,000.00 of its Intermediate Term Secured Notes (the "Notes"). On May 16, 1996, the Funding Company issued and sold $3,750,000.00 principal amount of Notes.

      The Funding Company was formed to make secured Loans to M&M Project Entities for the development of Projects. See "Properties--Projects." The Funding Company was conceived by the principals of MMO to provide a reliable and flexible source of financing for Matzel & Mumford real estate development companies. Lenders such as banks generally do not make loans for land acquisition, development or construction without requiring corresponding equity contributions equal to at least 25% of development costs. Prior to the establishment of the Funding Company and the offering of the Notes, the limitations imposed by first mortgage lenders had required MMO's principals to expend time and energy, which could have otherwise been devoted to development activities, to attract and maintain equity investors or subordinated lenders. Moreover, the effective cost of equity capital or subordinated debt generally is more than the interest rate that the Funding Company pays on the Notes.

      As of February 28, 1997, the Funding Company has an aggregate of $3,747,304 of Loans outstanding. See "Properties--Projects." The Funding Company also had $255,323 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

LENDING PRACTICES

      The Funding Company makes Loans for varying purposes, depending upon the stage to which a financed Project has been developed. MMO views the development and construction of a housing community as a three-phase process. First, MMO (or a Matzel & Mumford real estate development company) identifies and negotiates the acquisition of land, obtains construction approvals, and then acquires the land. Second, MMO (or a Matzel & Mumford real estate development company) makes infrastructure improvements, and commences sales and marketing efforts, including the construction of one or more model homes. Third, MMO (or a Matzel & Mumford real estate development company) allocates building lots to individual homebuyers, collects downpayments, constructs homes to the buyers' specifications, and improves the individual building lots with driveways, landscaping and the like, and also may construct one or more "spec" houses, which are homes that are not yet subject to a purchase contract. Depending on the size of a Project, the last two phases of work may overlap; an M&M Project Entity is likely to be entering into contracts for particular building lots while it is engaged in making infrastructure improvements. When the Funding Company makes Loans for Projects in the stage of home construction and related activities, these "later-stage" Loans generally are also used to refinance any outstanding debt that is secured by the particular building lots that are to be developed.

      An M&M Project Entity must satisfy several preconditions to obtain advances on a Loan. The Funding Company does not finance land acquisition without a land appraisal, nor does the Funding Company make a land acquisition Loan until the M&M Project Entity has secured preliminary site plan and subdivision approval, and management of the Funding Company believes that the M&M Project Entity can secure final approvals at a reasonable cost and within a reasonable period of time. In addition, the Funding Company does not finance a Project until it receives a market and financial feasibility study (or an updated study in the case of a later-stage Loan) that considers the competition, comparable sales absorption in the market, cost to complete the Project, and potential profitability of the development, and an environmental assessment (or an updated assessment in the case of a later-stage Loan) prepared by an independent consultant. The Funding Company believes that these requirements reduce the risk that a given Project will not prove to be viable, although no assurance can be given that each Project will be profitable or that all costs will be fully recovered through the sale of houses.

SELECTION OF PROPERTIES

      The Funding Company evaluates many factors in determining whether to make a Loan for a particular housing community. These factors can be summarized as follows:

o Location. The Funding Company favors projects in communities with good public school systems, accessible amenities, available infrastructure, and property taxes that are considered reasonable for MMO's target homebuyers.

o Zoning of the subject parcel and the adjacent parcels. The Funding Company favors property that adjoins property that is zoned for residential use.

o Market analysis. The Funding Company requires an M&M Project Entity to provide a detailed market survey that demonstrates the potential of a new community at projected home prices. In the case of a later stage Loan, the Funding Company accepts an update of a market survey previously prepared for the initial lender.

o Cost of land. For a land acquisition Loan, the Funding Company considers whether the acquisition cost is reasonable in light of other development costs and projected selling prices for the homes to be developed.

o Site development costs. The Funding Company considers estimates of the per lot cost of preparing for construction, including utilities, roads and drainage. The Funding Company also considers the necessity and cost of off-site improvements, as well as related monetary contributions or fees, that a municipality may require to compensate for the impact of a new housing community. Required off-site improvements may include improvement or expansion of existing roads, intersections, or sewer and water systems, and the construction of parks and playgrounds.

o Density, or the number of houses per acre. The Funding Company favors moderate density sites that support upscale houses without excessive lot improvement costs.

o Total lot count. The Funding Company generally does not invest in projects that involve fewer than fifteen building lots because management believes that fixed costs (such as marketing and organizational expenses) make it difficult for communities of that size to be profitable. Conversely, for a larger community, the project may be divided into sections so that an M&M Project Entity can develop and sell the homes on one segment without the need to first make infrastructure improvements to the entire parcel.

o Utilities. The Funding Company favors parcels with available public sewers and water.

o Environmental issues. The Funding Company avoids financing properties contiguous to Superfund sites and sites that are adversely affected by electrical transmission lines, train routes or waste control facilities.

o Proximity of other MMO managed projects. Management of the Funding Company believes that the presence of an affiliated community may enable an M&M Project Entity to reduce its expenses by sharing certain services, to enjoy the benefits of cross-selling, and to learn from an affiliate that has already gained experience in the relevant market.

SUMMARY OF LOAN AGREEMENT

      The Funding Company enters into a loan agreement (a "Loan Agreement") with an M&M Project Entity once the Funding Company decides to make a Loan for a proposed Project. The Funding Company does not commit to finance a Project unless the M&M Project Entity has secured preliminary site plan and subdivision approval, and management of the Funding Company believes that the M&M Project Entity can secure final approvals at a reasonable cost and within a reasonable period of time. Prior to making any advances on a Loan, the Funding Company requires a land appraisal (in the case of a land acquisition Loan) and current market and environmental data.

      Unless its obligations are otherwise limited in the documents that govern a particular Loan, once the Funding Company enters into a Loan Agreement with an M&M Project Entity, it is committed to make advances for land acquisition and all covered expenses related to infrastructure improvements and home construction as such expenses are incurred, so long as the M&M Project Entity provides the requisite supporting documentation. As previously stated, land acquisition costs must be supported by an appraisal, but appraisals are only estimates of value and there is no assurance that an appraisal accurately reflects realizable value. M&M Project Entities are not required to inject equity capital into their respective Projects. Instead, Loans are available to finance all approved expenses arising in connection with development of a Project.

      The Loans are subject to quarterly interest payments at a rate of at least 16% per annum of the outstanding principal. In addition, each M&M Project Entity pays the Funding Company an annual administrative fee to cover ongoing expenses and contingencies arising in connection with the Loans, such as auditing, legal and trust services. Loans may be paid on a revolving basis as M&M Project Entities sell individual homes, but the full amount of a Loan are not scheduled to mature until the projected completion date for the applicable Project (i.e., the date that all of the homes will be delivered and closed). However, to reduce the risk that Loans will not mature until after the Notes come due, the Funding Company does not make Loans for land acquisition or initial infrastructure improvements after the fifth anniversary of the date of issuance of the Notes.

      Each M&M Project Entity that acquires a Loan is required to execute a mortgage in favor of the Funding Company which grants to the Funding Company a lien on the property to be acquired or developed. If the Funding Company makes a Loan for infrastructure improvements or home construction, but did not make the initial land acquisition loan, the borrowing M&M Project Entity may be required to use a portion of the proceeds of its Loan to pay off any prior lenders to enable the Funding Company's mortgage to assume a first priority position. Alternatively, the Funding Company may accept a second lien to secure the Loans made with up to 25% of the proceeds of the offering of the Notes.

      When the Funding Company has a mortgage on land within a financed Project, the applicable M&M Project Entity is required to approach the Funding Company for an incremental release of its lien when that M&M Project Entity wishes to sell a particular building lot within that mortgaged land to a homebuyer. Prepayments in connection with the release of individual building lots are ratable, subject to a 5% additional prepayment. To offer a simplified example, if the Funding Company makes a $1,000,000 Loan for a Project involving 21 building lots, the M&M Project Entity would be required to prepay $50,000 in principal ($1,000,000, divided by 21 building lots, plus a 5% additional prepayment) to obtain the release of a single building lot from the Funding Company's lien. Because the Funding Company has incorporated this additional prepayment into its "release" price, the value of the Funding Company's collateral relative to the outstanding amount of the applicable Loan should increase as homes are sold. In the foregoing example, after 19 homes are sold, the Funding Company will hold a mortgage on the two remaining building lots when the outstanding amount of the Loan is just slightly more than the selling price of one house. For purposes of comparison, a bank that makes land acquisition and development loans may also permit its borrowers to obtain incremental releases of individual building lots by making partial prepayments, but generally will require a 10-20% additional prepayment.

      M&M Project Entities are subject to certain restrictions while their Loans from the Funding Company are outstanding. For example, they may not pay dividends or make other distributions to or for the benefit of their equity investors unless they are current on all of their payment and other obligations to the Funding Company in connection with Loans. They also may not make loans to, or guarantee the obligations of, any other person or entity while indebted to the Funding Company. Finally, they may not assume any other first mortgage debt while a first mortgage Loan from the Funding Company is outstanding. The Funding Company does not restrict the ability of the M&M Project Entities to acquire equity financing and secured debt that is lower in priority than the Funding Company's liens.

COVERED EXPENSES

      The Loans are available to satisfy all expenses relating to the development of a Project. These expenses may include:

      Land acquisition, such as (i) purchase price, (ii) costs of closing title,
(iii) subdivision approval expenses, including professional engineering, legal and market analysis services, (iv) commissions, and (v) rollback taxes.

      Site development, such as (i) earthwork, (ii) utilities, (iii) curbs and sidewalks, (iv) paving, (v) landscaping, (vi) engineering, (vii) off-site contributions or impact fees, and (viii) inspections, fees and permits.

      Hard costs, such as subcontracted materials and services.

      Options, such as subcontracted materials and services for upgrades to sold homes.

      Soft costs, such as (i) insurance, (ii) legal fees, (iii) realty transfer fees, (iv) architectural services, (v) homeowners warranty policy, and (vi) other warranty expenses.

      Construction overhead, such as (i) field supervision and labor, and (ii) construction office and indirect expense.

      Selling and marketing overhead, such as (i) in-house sales office personnel, (ii) outside commissions, (iii) sales office and indirect expenses,
(iv) furnishing, decoration and maintenance of model homes, and (v) advertising.

      Financing, such as (i) interest expense (including interest on the Loans), and (ii) appraisal costs.

      General and administrative fees for general office management and overhead.

SERVICING

      The Funding Company has entered into a Loan Servicing Agreement with MMO pursuant to which MMO services all of the Loans. Under the Loan Servicing Agreement, MMO receives a fee equal to one-half of one percent (0.5%) per annum of the outstanding principal amount of the serviced Loans, payable at the end of each quarter. In exchange for the servicing fee, MMO collects payments in respect of the Loans, transfers collected funds to the Funding Company or to the Trustee, as appropriate, and institutes foreclosure proceedings following the occurrence of certain defaults under a Loan Agreement. MMO is not entitled to collect the servicing fee attributable to any Loan that is in default and subject to foreclosure unless and until such default is cured or the principal amount of the Loan is repaid in full, together with all accrued interest.

      In its capacity as servicer of the Loans, MMO must undertake commercially reasonable efforts to collect all payments owed to the Funding Company in respect of outstanding Loans and to enforce compliance with all obligations of the M&M Project Entities under their respective Loan Agreements and Mortgages. MMO will foreclose upon property securing a Loan that is in default only when, in MMO's business judgment, no satisfactory arrangements can be made that will enable the defaulting M&M Project Entity to cure its outstanding defaults while protecting the Funding Company's rights and interests. MMO has the authority to terminate foreclosure proceedings if all outstanding defaults have been cured. The Funding Company must reimburse MMO for its out-of-pocket costs incurred in connection with the collection of Loans after default only if and to the extent that the Funding Company collects an amount in excess of the principal of and accrued interest on a Loan.

MARKET FACTORS

      The Funding Company is a dedicated finance company that serves only its affiliates. Accordingly, the Funding Company's success is tied to the success of Matzel & Mumford real estate development companies. Because of the affiliation between the Funding Company and its borrowers, the Funding Company effectively has no competition in its market niche.

REGULATION

      The Funding Company's lending activities are not subject to significant government regulation. However, the activities of the M&M Project Entities are extensively governed by land use and other government laws and regulations. Similarly, the Funding Company's activities do not directly implicate any environmental laws, but the activities of the M&M Project Entities are subject to many statutes, ordinances, rules and regulations concerning the protection of health, safety and the public environment.

EMPLOYEES

      The Funding Company has no employees but instead relies on the services of management and staff employed by MMO. MMO is the employer of record and assumes all payroll obligations, payroll taxes and employee benefits administration for such personnel. The Funding Company pays a fee to MMO for its loan administration services.

      MMO had 100 employees as of February 28, 1997, eight of which provide services to the Funding Company. The Funding Company's officers, four of whom also are officers of MMO and other related entities, devotes varying amounts of their business time and energy specifically to the Funding Company. Bruce Matzel and Roger Mumford each devote approximately 5% of their time to the affairs of the Funding Company. Richard Anderson and Michael Skea each devote approximately 10% of their time to the affairs of the Funding Company.

ITEM 1(B) DESCRIPTION OF BUSINESS--MATZEL & MUMFORD REAL ESTATE DEVELOPMENT COMPANIES

GENERAL

      After it identifies a Project, MMO assists with the formation of a new Matzel & Mumford real estate development company to develop that Project. These new entities constitute the M&M Project Entities to which the Funding Company makes Loans.

      The M&M Project Entities designs, builds and markets single-family detached housing in middle and high income residential communities. For the foreseeable future, the Funding Company expects that the M&M Project Entities will restrict their activities to the New Jersey market. The New Jersey market is characterized by a wide diversity of housing choices and moderate population and job growth, and is home to many large corporations, such as AT&T, Merck Pharmaceutical, Allied Signal and Johnson & Johnson. The State of New Jersey ranks in the upper quartile in total household income in the nation, creating opportunities for the sale of larger, up-scale new homes which Matzel & Mumford real estate development companies produce.

      Until 1996, the principals of MMO were engaged in the development of two single-family housing communities in Virginia. However, the principals concluded that the market for single-family homes in Washington, D.C.'s Virginia suburbs has slowed down, and that there already was an oversupply of housing in that area. Since the return on its work in Virginia was not sufficient to justify the burdens of operating from a remote location, the principals ceased operations in 1996. The principals have been liquidating all remaining obligations and do not expect that satisfaction of those obligations will have a material detrimental effect on MMO or its ongoing activities in its primary New Jersey market.

      MMO currently manages the development of 13 active single-family housing communities in New Jersey. These projects include approximately 136 homes which have been delivered and closed, approximately 71 homes which are under binding contracts of sale, and approximately 593 building lots that are still available. The outstanding purchase contracts are valued at an aggregate of approximately $33,000,000. MMO manages all of the Projects that the M&M Project Entities develop in exchange for management fees and other payments.

      MMO has purchase options for parcels of real estate that MMO expects can be used for future development. Based on subdivision plans that have not yet been approved, these parcels comprise approximately 325 building lots as of December 31, 1996. Under current market conditions, MMO anticipates that those 325 lots, together with the approximately 593 available lots described above, will provide approximately four years worth of development work. MMO may assign to M&M Project Entities its rights under option contracts for particular parcels for the development of new Projects.

COMMUNITIES

      MMO emphasizes careful land planning to help obtain the optimal siting of each individual house in its communities. It seeks to provide an attractive neighborhood appearance through the use of winding streets, cul-de-sacs, underground utilities and, whenever possible, the preservation of existing mature trees. MMO strives to mix a variety of home models with differing front elevations to increase the visual interest in its communities. Varying architectural styles are selected for each community to create a compatible, pleasing streetscape, and communities have attractive entrances with distinctive signage and landscaping. The Funding Company believes that the combination of these design factors enhances long-term values for homebuyers.

HOUSES

      MMO continuously monitors and changes its house designs in keeping with customer tastes and preferences. MMO has developed a reputation in the marketplace for innovative floorplans and distinctive architectural appointments, and strives to distinguish itself through its dedication to customer satisfaction and quality construction. MMO attracts the upscale homebuyer with its custom Design Center, where the homebuyer can choose from a wide array of upgrades and options, including floorcoverings, kitchen and bathroom fixtures and similar products. In addition, MMO can modify its house designs by, for example, adding rooms and finishing basements.

      MMO offers an aggregate of over 40 different house designs in its communities. It selects five or six models for each new development, and can vary each model with different roof treatments and exterior finishes. Most models have open floorplans where lines of sight run through several rooms. Models frequently feature nine-foot ceilings on the first floor, and palladian windows and volume ceilings on the upper floor to create a dramatic sense of openness, size and depth. Models typically are deeper from the front to the back of the house than most competing houses in the market, providing opportunities for hallways and other transition areas between rooms.

      Depending on the location and model offered, houses in communities developed by Matzel & Mumford real estate development companies have base selling prices that range from the $200,000s to the $900,000s. Custom options and upgrades can typically add 10% or more to the base selling price of a given model. The prices at which homes are offered in particular communities have generally increased from time to time as the number of available building lots decreases, but there can be no assurance that sales prices will increase in the future.

PROJECT OPERATIONS

      Matzel & Mumford real estate development companies rely on the services of MMO's on-site sales associates and construction personnel. MMO charges the Matzel & Mumford real estate development companies directly for the salary, commission and benefit costs incurred in connection with such personnel. Marketing, construction and administrative oversight are performed by other employees of MMO in MMO's corporate offices in exchange for management fees.

      Subcontractors (which typically are not affiliated with MMO) perform all land development and house construction work in connection with Projects, generally under fixed-price contracts. MMO or its designated affiliate acts as a general contractor and purchasing agent. MMO's on-site construction supervisors coordinate subcontractors' activities and supervise all aspects of construction work and quality control. MMO generally seeks to motivate construction supervisors by providing them with incentive compensation arrangements.

      MMO maintains insurance covering each Matzel & Mumford real estate development company to protect against certain risks associated with their activities. These insurance coverages include, among other things, general liability, builder's risk, "all-risk" property, workers' compensation and automobile. Matzel & Mumford real estate development companies repay MMO for this insurance in part through a direct reimbursement and in part through MMO's management fees. The Funding Company believes the amounts and extent of MMO's insurance coverages are adequate.

      MMO generally receives the following four types of fees and other payments from Matzel & Mumford real estate development companies in connection with the development of housing communities:

      (1) Management Fee. This fee covers administrative management services (other than warranty service) performed and third party expenses incurred on behalf of a Matzel & Mumford real estate development company. The fee generally ranges from 3% to 5% of revenues from the closing of homes to third party buyers. MMO estimates the management fee at the commencement of development activities and it is generally paid in equal monthly amounts over the projected home selling period for a community.

      (2) Legal Fee. This fee covers legal services performed on behalf of a Matzel & Mumford real estate development company, such as closing title to purchased property, negotiating and closing financing, and closing sales of homes to third party buyers. The fee generally is based on the fair value of services performed by MMO's legal staff, with a fixed fee (currently, approximately $1,000) assessed for each third party sale.

      (3) Warranty Fee. This fee covers the warranty service administrative management functions described under "-- Customer Service, Warranties and Quality Control." The amount of the fee varies from community to community, and averaged approximately $700 per home in 1996.

      (4) Construction Cost Reimbursement. This payment is direct (dollar for dollar) compensation for construction and sales expenses (including salaries, commissions, bonuses and payroll taxes) incurred by MMO, as well as other out-of-pocket expenses incurred by MMO and properly allocable to particular Matzel & Mumford real estate development companies. The amount of this payment varies from community to community.

ENVIRONMENTAL ISSUES

      Matzel & Mumford real estate development companies are subject to, and must plan for compliance with, a number of environmental regulatory programs in connection with the acquisition of property and the development of communities.

      Prior to acquiring any particular property, Matzel & Mumford real estate development companies require a due diligence period of sufficient length to permit a thorough investigation of environmental conditions affecting that property. This investigation includes both an environmental site assessment to determine whether there are potential environmental liabilities attached to the acquisition of the property, and an analysis of the environmental issues involved in developing the property. This latter analysis includes consideration of the availability and cost of utility service, such as water and sewer, and an investigation of the physical characteristics of the property, such as wetlands, steep slopes, flood plains and the like, to determine whether the property can be developed in accordance with applicable environmental regulations in a manner consistent with the project's cost guidelines.

      In performing an environmental site assessment, Matzel & Mumford real estate development companies retain qualified professional environmental consultants to reduce the risk that the condition of the subject property will expose them to liability under regulatory programs. To date, Matzel & Mumford real estate development companies have been successful in avoiding the acquisition of properties which carry such potential liabilities. In one instance, involving a purchase of property in South River, New Jersey, the environmental site assessment disclosed the need for a modest amount of environmental remediation, estimated to cost $15,000. After the closing of the acquisition, the environmental remediation was completed at a cost of $50,000.

      In evaluating the potential acquisition of particular parcels, Matzel & Mumford real estate development companies consider the application of a number of environmental statutes which could impose requirements for development permits. In New Jersey, these statutes include the Freshwater Wetlands Protection Act, the Flood Hazard Area Control Act, the Water Pollution Control Act, the Water Quality Management Planning Act, the Coastal Area Facility Review Act, the Waterfront Development Law and the Wetlands Act of 1970.

      During the contractual due diligence period before an acquisition, Matzel & Mumford real estate development companies evaluate the applicability of environmental regulatory programs and the estimated cost of related compliance. For example, a wetlands analysis is undertaken to determine the nature and extent of the wetlands on the property, including the applicable transition area requirements. As another example, compliance with New Jersey's Flood Hazard Area Control Act requires Matzel & Mumford real estate development companies to retain qualified engineering consultants to delineate flood hazard areas affecting proposed development plans and obtain stream encroachment permits where structures or fill are required to encroach within these flood hazard areas (for example, the installation of storm water outfalls adjacent to streams). Obtaining the necessary stream encroachment permits requires that both engineering and environmental quality standards are satisfied in the design of a housing development.

      MMO has refined and improved the evaluation and investigation procedure described above over the years in an effort to minimize the risk that a Matzel & Mumford real estate development company will incur unexpected environmental compliance or mitigation costs. MMO discovered approximately five years ago that its due diligence procedures then in effect were not sufficiently thorough when a Matzel & Mumford real estate development company acquired property unaware that it contained wetlands. The seller of that property had misrepresented the character of the property and had cleared vegetation in order to conceal the existence of wetlands, and even the most exhaustive of investigative techniques may have failed to uncover those wetlands. Nevertheless, MMO responded to that experience by enhancing its environmental due diligence.

      The costs typically encountered in designing development plans to comply with environmental regulations and obtaining the necessary permits range from $1,000 to $4,000 per approved building lot.

MARKETING AND SALES

      MMO conducts a multi-faceted program to market and sell houses. Each community that MMO manages has an on-site sales office and one to three models that demonstrate the floorplans and many features of MMO's products. New customers are attracted to Matzel & Mumford communities through various media, including print advertising, direct mail, off-site signage, and local publications targeted to potential homebuyers. A portion of sales, particularly in the upper selling price ranges, are also derived from the introduction of customers to Matzel & Mumford communities by local cooperating realtors.

      MMO's sales force, which services all Matzel & Mumford real estate development companies, consists of licensed real estate salespersons or brokers, many of whom have been associated with MMO for several years. Sales personnel maintain considerable knowledge about MMO, its operations and its housing products, and attend periodic refresher courses in the areas of mortgage financing, construction techniques and scheduling, marketing, and advertising to increase their effectiveness. These individuals are compensated with a combination of salary and commission to optimize stability and motivation.

      Model homes in Matzel & Mumford communities are usually fully furnished and decorated to accentuate the design and size of the home. Model home features are selected by evaluating the demographics and lifestyle of the target buyer. Many of the available options and upgrades are installed in model homes to further enhance the presentation and increase the sales of such items. A fully furnished and decorated model may contain, for example, a ceramic tile foyer, chair rails and crown moldings, built-in cabinetry, home electronics for music and security, recessed lighting, decorative wall and window treatments, and premium appliances.

      MMO's Design Center in Hazlet, New Jersey promotes the sale of options and upgrades that homebuyers may observe in the model homes. Design Center consultants are trained to demonstrate all of the available premium items and to strengthen the personal relationship that

Matzel & Mumford real estate development companies endeavor to create with each homebuyer. The Funding Company expects that the Design Center will give the M&M Project Entities an important competitive advantage in serving homebuyers, particularly in upscale communities where customers can spend discretionary income on amenities.

      The pace at which Matzel & Mumford communities contract for the sale of homes varies depending on several factors. Sales volume is generally highest when the communities are first opened (due primarily to the wide choice of available lots), and then sales activity generally decreases as projects mature. In addition, the ability to sell houses is dependent, in large part, on the ability of buyers to obtain mortgage financing. Matzel & Mumford real estate development companies generally do not finance the purchase of houses in their communities, but refer customers to sources of mortgage financing or rely on the customers to access financing individually.

CUSTOMER SERVICE, WARRANTIES AND QUALITY CONTROL

      MMO has developed detailed quality and design standards for each home model that provide strict construction guidelines for on-site staff and subcontractors. Standards extend to the type and quality of every material used in the construction process. These standards include detailed measurements, diagrams and other graphical references.

      After a house is constructed, and as part of its ongoing management responsibilities, MMO has on-site personnel to maintain quality control, conduct house inspections, and provide post-closing warranty service. The proactive and continuing participation by MMO personnel reduces post-closing repair costs, fosters MMO's reputation for quality and service, and leads to repeat and referral business.

      Through its warranty department that serves all communities developed by Matzel & Mumford real estate development companies, MMO provides homebuyers with a one-year limited warranty as to workmanship, and helps owners secure the benefits of product warranties for materials used in the construction process and equipment installed in its houses. In accordance with New Jersey consumer protection laws, MMO also has a private warranty insurance policy that extends a limited warranty to New Jersey homebuyers for the first ten years of home ownership for major structural defects and provides limited assurance in the event that MMO is unable to perform specified warrantable repairs. Finally, the subcontractors who perform most of the actual construction in communities developed by Matzel & Mumford real estate development companies provide warranties of workmanship to MMO, the benefits of which are passed along to homebuyers.

ITEM 2 PROPERTIES

GENERAL

      The Funding Company does not presently own, and does not intend in the future to acquire, any property. Rather, the Funding Company makes Loans secured by mortgages on property owned or to be acquired by Matzel & Mumford real estate development companies.

      The Funding Company maintains its principal business office at 100 Village Court, Hazlet, New Jersey, 07730, occupying space leased by MMO. The Funding Company pays no rent for the use of MMO's headquarters.

PROJECTS

      Set forth below is a description of the Matzel & Mumford real estate development companies to which, and communities for which, the Funding Company has made Loans since its inception.

Staats Farm

      On May 17, 1996, the Funding Company made a first mortgage loan in the amount of $2,000,000 to Matzel & Mumford at Staats Farm, L.L.C. ("Staats Farm LLC"), the entity organized to develop, market and build a 51-lot subdivision known as Staats Farm in Branchburg Township, Somerset County, New Jersey. The Funding Company made additional Loans to Staats Farm LLC during 1996, all of which were repaid by December 31, 1996.

      As of February 28, 1997, the subdivision is nearing completion and the Funding Company does not contemplate making additional Loans to this Project Entity.

Beacon Manor

      On May 17, 1996, the Funding Company made a first mortgage loan in the amount of $1,610,000 and a second mortgage loan in the amount of $384,000 to Beacon Manor Associates, a partnership organized to develop, market and build a 29-lot subdivision known as Beacon Manor in Basking Ridge, Somerset County, New Jersey. The Funding Company has been fully repaid by Beacon Manor Associates as of December 31, 1996,

      As of February 28, 1997, the Funding Company does not contemplate making additional Loans to this Project Entity.

Maplehurst Farm

      On June 4, 1996, the Funding Company made a first mortgage loan in the amount of $2,000,000 to Matzel & Mumford at Piscataway, L.L.C. ("Piscataway LLC"), the entity organized to develop, market and build a 126-lot subdivision known as Maplehurst Farm located in Piscataway, Middlesex County, New Jersey. The Funding Company has been fully repaid by Piscataway LLC as of December 31, 1996.

      On March 19, 1997, the Funding Company made a first mortgage loan in the amount of $600,000 to Piscataway LLC. The Loan is secured by a first mortgage on three building lots for construction of spec homes. Part of the Loan proceeds will be used to repay a loan made by Amboy National Bank ("Amboy") to finance the acquisition and improvement of those three building lots. At the date of the closing, the Funding Company has advanced $431,139 to Piscataway LLC under the Loan. The balance of the Loan will be funded as construction progresses. Piscataway LLC is obligated to repay the Loan from proceeds of sales of houses to third party purchasers.

Heather Knolls-East & West

      On July 30, 1996, the Funding Company made a first mortgage loan in the amount of $3,500,000 to Matzel & Mumford at South Brunswick, L.L.C., ("South Brunswick LLC"), an entity organized to develop, market and build a 40-lot subdivision known as Heather Knolls East (the "East subdivision").

      Further, on November 1, 1996, the Funding Company made a first mortgage loan in the amount of $1,100,000 to South Brunswick to develop, market and build a contiguous 51-lot subdivision known as Heather Knolls West (the "West subdivision").

      As of December 31, 1996, South Brunswick LLC owed the Funding Company $1,700,000 on the East subdivision and $ 1,100,000 on the West subdivision.

      As of February 28, 1997, South Brunswick LLC still owed the Funding Company $1,100,000 on the West subdivision Loan commitment. South Brunswick LLC intends to seek subdivision development financing for the West subdivision from a banking institution during the first six months of 1997. Although no assurances can be given, South Brunswick LLC expects to utilize the proceeds of such bank financing to pay off the Loan to the Funding Company.

      In January 1997, South Brunswick LLC repaid the Funding Company on the original Loan made for the East subdivision but obtained a new commitment from the Funding Company to make a second mortgage loan in the amount of $1,000,000, of which $600,000 has been advanced as of February 28, 1997. Additional funding for the development of the East subdivision was obtained from a loan closed with Amboy in January 1997. Amboy committed to lend South Brunswick LLC $1,200,000 for land, $2,200,000 for site improvement, $500,000 for two model homes and $2,500,000 for the construction of houses under binding contracts of sale. As of February 28, 1997, $1,200,000 was outstanding on the land Loan and $72,850 was outstanding on the site improvement Loan.

      The Funding Company does not contemplate making additional Loans to South Brunswick LLC for either the East or West subdivisions.

Seven Oaks

      On November 19, 1996, the Funding Company made a second mortgage loan in the amount of $1,000,000 to Matzel & Mumford at Freehold, LLC ("Freehold LLC"), the entity organized to develop, market and build a 126-lot subdivision known as Seven Oaks located in Freehold Township, Monmouth County, New Jersey.

      Although the Loan to Freehold LLC was outstanding on December 31, 1996, the Funding Company has been fully repaid as of February 28, 1997. The Funding Company does not contemplate making additional Loans to this Project Entity.

West Windsor

      On February 4, 1997, the Funding Company made a first mortgage loan in the amount of $850,000 to Matzel & Mumford at West Windsor, L.L.C. ("West Windsor LLC"), the entity organized to develop, market and build a 38-lot subdivision known as Windsor Crossing located in West Windsor, Mercer County, New Jersey.

      The Loan to West Windsor LLC is secured by a first mortgage on two building lots for construction of spec homes. Part of the Loan proceeds will be used to repay loans made by First Savings Bank and Apple Chase Investors, L.L.C. to West Windsor LLC to finance the acquisition and improvement of those two building lots. As of February 28, 1997, the Funding Company has advanced $499,641 to West Windsor LLC under the Loan. The balance of the Loan will be funded as construction progresses. West Windsor LLC is obligated to repay the Loan from proceeds of sales of houses to third party purchasers.

Section 13

      On February 7, 1997, the Funding Company made a first mortgage loan in the amount of $2,100,000 to Section 13 of the Hills, L.L.C. ("Section 13 LLC"), the entity organized to develop, market and build a 60-lot subdivision known as Beacon Crest located in a planned unit development known as "The Hills" in Basking Ridge, Somerset County, New Jersey.

      The Loan to Section 13 LLC is secured by a first mortgage on five building lots for construction of spec homes. Part of the Loan proceeds will be used to repay a loan made by Amboy to Section 13 to finance the acquisition and improvement of those five building lots. As of February 28, 1997, the Funding Company has advanced $1,547,663 to Section 13 LLC under the Loan. The balance of the Loan will be funded as construction progresses. Section 13 LLC is obligated to repay the Loan from proceeds of sales of houses to third party purchasers.

White Oak Estates

      The Company also anticipates at some future date making a Loan to Matzel & Mumford at White Oak Estates, LLC, the entity organized to develop, market and build a 58-lot subdivision known as White Oak Estates in Branchburg, Somerset County, New Jersey. However, no assurances can be given that such Loan will be made.

Summary of  MMO Projects

      The following table summarizes (as of February 28, 1997) the single-family housing communities that Matzel & Mumford real estate development companies have commenced. The entities developing some of these communities may receive Loans for post-acquisition development activities.

                                            Number                 Homes                Base Selling
                                              of       Homes       Under      Lots         Prices
     Name                   Location        Homes    Delivered   Contract   Available      (000s)
     ----                   --------        -----    ---------   --------   ---------      ------
Staats Farm            Branchburg, NJ         51         48          2           1        $305-410
Beacon Manor           Basking Ridge NJ       29         11         11           7        $689-949
Ramshorn Estates       Wall NJ                31         30          1           0        $310-420
Bedford Chase          Tewksbury NJ           42         12         10          20        $390-450
Beacon Crest           Basking Ridge NJ       75         37         15          23        $490-580
Miller Avenue          Rockaway NJ             6          6          0           0        $324-374
Kings Crossing         Montgomery NJ         118          0         11         107        $330-385
Seven Oaks             Freehold NJ           126          0          7         119        $315-430
White Oak Estates      Branchburg, NJ         58          2         13          43        $295-355
Willows Pond           Tinton Falls NJ         9          0          6           3        $265-335
Windsor Crossing       W. Windsor NJ          38          1          9          28        $385-480
Heather Knolls         S. Brunswick NJ        91          0          0          91        $285-330
Maplehurst Farm        Piscataway NJ         126          3         29          94        $255-308
                                             ---        ---        ---         ---
                                             800        150        114         536
                                             ===        ===        ===         ===

ITEM 3 LEGAL PROCEEDINGS

      The Funding Company has no pending legal matters, but it may be involved from time to time in litigation arising in the ordinary course of business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No meetings were held during the year ended December 31, 1996, and there were no matters which developed that required a vote of security holders.

                                     PART II

ITEM 5(A) MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

      The authorized capital stock of the Funding Company consists of 5,000 shares of common stock, no par value, 500 of which are outstanding. There is no public market for the Funding Company's common stock. As of the date of this Report, Bruce Matzel and Roger Mumford own all of the Funding Company's outstanding common stock, and the Funding Company does not presently intend to issue common stock to any third party. The Funding Company has never paid a dividend in respect of its common stock, but is not prohibited from paying dividends or making other distributions so long as it is current on its obligations in respect of the Notes and any other obligations that it may have under the Indenture described under the heading "Description of Notes and Related Matters."

INDEMNIFICATION

      Directors and officers of the Funding Company are indemnified by the Funding Company to the full extent permitted by the New Jersey Business Corporation Act (the "NJBCA"), in particular Section 14A:3-5 of the NJBCA, the material provisions of which may be summarized as follows:

      Legal Proceedings. Section 14A:3-5 of the NJBCA provides that in nonderivative legal proceedings (proceedings other than those brought by or in the right of the corporation), a corporation may indemnify "corporate agents" (defined to include directors, officers, employees and persons serving in other capacities at the corporation's request) against both "expenses" (defined as reasonable costs, disbursements and counsel fees) and "liabilities" (defined to include judgments, fines, settlements and penalties) if the corporate agent acted in good faith and in a manner that such corporate agent reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, such corporate agent had no reasonable cause to believe the conduct was unlawful. The NJBCA also provides that in derivative legal proceedings (proceedings brought by or in the right of the corporation), a corporation may indemnify corporate agents against expenses if the corporate agent acted in good faith and in a manner that such corporate agent reasonably believed to be in or not opposed to the best interests of the corporation.

      In all cases, the NJBCA requires a corporation to indemnify against expenses, including counsel fees, to the extent that a corporate agent has been successful in a derivative or nonderivative legal proceeding on the merits or otherwise, or in defense of any claim, issue or matter therein, and permits a corporation to advance expenses upon an undertaking for repayment if it shall ultimately be determined that the corporate agent is not entitled to indemnification. The

NJBCA states that the indemnification it provides "shall not exclude any other rights, including the right to be indemnified against liabilities and expenses incurred in proceedings by or in the right of the corporation," to which a corporate agent may be entitled "under a certificate of incorporation, by-law, agreement, vote of shareholders or otherwise," unless the agent has been adjudged guilty of a breach of loyalty, a failure to act in good faith, a knowing violation of law, or the receipt of an improper personal benefit.

      Determinations Regarding Indemnification. Indemnification of a party (unless ordered by a court) is dependent upon a determination that such indemnification is proper because the party has met the applicable standards set forth above. Such a determination must be made (a) by the Board of Directors or a committee thereof acting by a majority vote of a quorum consisting of directors who were not parties to or otherwise involved in the proceedings, or
(b) under certain circumstances, by independent legal counsel in a written opinion, or (c) by the shareholders.

      Other Material Provisions. The indemnification provided by statute is not exclusive of other rights of indemnification, and inures to the benefit of an officer's or director's legal representative, provided that a corporation may not indemnify an officer or director who has been adjudged guilty of a breach of loyalty, a failure to act in good faith, a knowing violation of law or the receipt of any improper personal benefit. A corporation may purchase and maintain insurance against expenses incurred by, and liabilities asserted against, directors, officers, employees or agents, whether or not the corporation would be empowered to provide such indemnity.

      The Funding Company's Certificate of Incorporation provides that directors and officers shall not be personally liable to the Funding Company or its shareholders for damages for breach of any duty except in the case of a breach of the duty of loyalty to the Funding Company or its shareholders, an act or omission that is not in good faith or that constitutes a knowing violation of law, or an act or omission that results in the receipt by an officer or director of an improper personal benefit.

      The Funding Company does not presently maintain indemnification insurance for its officers and directors, but is in the process of applying for such insurance. Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the Funding Company pursuant to the foregoing provisions, or otherwise, the Funding Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEMS 5(B) DESCRIPTION OF NOTES AND RELATED MATTERS

GENERAL

      In 1996, the Funding Company made a public offering of up to $6,000,000.00 of Notes. On May 16, 1996, the Funding Company issued and sold $3,750,000.00 principal amount of Notes. The Notes rank pari passu with all secured and unsubordinated debt that the Funding Company may incur in the future, including any other notes. The Notes bear interest at the rate of 15% per annum, and will mature on April 1, 2002. Interest on the Notes, calculated based on a 365-day year, is payable quarterly on March 31, June 30, September 30 and December 31 of each year.

THE INDENTURE

      The Notes were issued under an Indenture (the "Indenture") between the Funding Company and First Union National Bank as Trustee. The Indenture conforms in many respects to the requirements of the Trust Indenture Act of 1939 (the "TIA"). However, the TIA expressly exempts from its terms an offering of securities issued pursuant to an indenture that is limited to $10,000,000 principal amount of debt. Because the Indenture contains such a limitation, the Funding Company has elected, as permitted by the TIA, not to comply with certain requirements of that statute.

      The Indenture gives the Funding Company the right, in its discretion, to replace the Trustee with another qualified institution no more than once each year so long as there is no outstanding Event of Default (as defined in the Indenture) at the time of such action, and gives the Funding Company or the Holders of a specified volume of Notes the right to replace the Trustee at any time for certain defined reasons.

CONVERSION RIGHTS

      The Notes are not convertible into any other securities of the Funding Company.

REDEMPTION AT THE OPTION OF THE FUNDING COMPANY

      The Funding Company has the right to redeem all or a portion of the Notes at any time. In the event of a redemption of less than all of the Notes, the Trustee will select the Notes to be redeemed by such method as the Trustee deems fair and appropriate. The Funding Company will notify (or cause the Trustee to notify) Holders of any redemption in writing at least 30 days in advance thereof. In connection with any redemption, the Funding Company will pay all accrued and unpaid interest on each redeemed Note to the date of redemption, and an amount equal to (i) 103% of the face amount of each redeemed Note if the redemption takes place prior to the first anniversary of the issuance thereof,
(ii) 102% of such face amount if the redemption takes place between the first and second anniversary of the issuance thereof, (iii) 101% of such face amount if the redemption takes place between the second and third anniversary of the issuance thereof, and (iv) 100% of such face amount if the redemption takes place after the third anniversary of the issuance thereof.

      The Funding Company intends, but is not obligated, to redeem the Notes, either in whole or in part, during the sixth year after the issuance thereof. The Funding Company is prohibited from initiating long-term Loans after the fifth anniversary of the issuance of the Notes. Therefore, from time to time management will consider whether it is in the Funding Company's best interest to redeem Notes and relieve the Funding Company of the related interest payment obligations.

SINKING FUND

      The Notes are not subject to any sinking fund.

RESTRICTIONS ON DIVIDENDS

      The Funding Company may pay dividends or make other distributions on its equity securities so long as it is current on its obligations in respect of the Notes and any other obligations that it may have under the Indenture.

RESTRICTIONS ON ADDITIONAL DEBT

      The Funding Company is prohibited from incurring any secured debt which is senior to the Notes, but may have outstanding up to an aggregate $10,000,000 principal amount of notes or other evidences of indebtedness under the Indenture. The Funding Company may fix the terms of any indebtedness that it issues in the future ("Future Notes"), including: (i) the title; (ii) any limit upon the aggregate principal amount; (iii) the date or dates on which the principal is payable; (iv) the rate or rates at which the Future Notes will bear interest, the date or dates from which such interest will accrue, the dates on which such interest will be payable, and the record date for the interest payable on any interest payment date; (v) the place or places where the principal, premium, and interest, as applicable, will be payable; (vi) the provisions for redemption, if any, and the redemption price and any remarketing arrangements relating thereto; (vii) the sinking fund requirements, if any;
(viii) the period or periods within which, the price or prices at which, and the terms and conditions upon which the Future Notes may be repaid, in whole or in part, at the option of the holder thereof; (ix) the denominations in which the Future Notes shall be issuable; and (x) any other terms. The purchasers of any Future Notes will have an equal priority as creditors of the Funding Company with the purchasers of the Notes offered hereby. Specifically, the holders of Future Notes will share in the benefits of the mortgages and other collateral that secure the Loans, including Loans that are outstanding prior to the issuance of the Future Notes.

      The Funding Company is not restricted from acquiring additional equity financing or incurring subordinated or unsecured debt from time to time. A lender in a subordinated or unsecured position will be unable to recover against any of the mortgages or other collateral securing the Notes unless all of the Notes have been repaid or provided for in full.

COLLATERAL

      Each Loan is secured by a first or second mortgage on the financed work or Project. In order to secure the Notes, the Funding Company assigns to the Trustee, on behalf of the Holders, all of the Funding Company's rights and interests under each Loan Agreement and each Mortgage that the Funding Company enters into with an M&M Project Entity and under the Loan Servicing Agreement with MMO. The collateral that the Trustee holds for the benefit of the Holders includes (i) the Funding Company's security interests in and to the property comprising the Projects, (ii) the Funding Company's right to all collections in respect of the Loans, (iii) all right, title and interest in and to any property acquired by means of foreclosure, and (iv) the Funding

Company's interest in all insurance policies maintained by M&M Project Entities in connection with Projects.

      The Funding Company provides the Trustee with assignments in recordable form for the mortgages that it takes on financed Projects. However, because of the expense and administrative burden that would be involved in releasing the Trustee's rights each time an M&M Project Entity sells a house, the assignments are not recorded unless recording becomes necessary to enable the Trustee to foreclose upon the related real estate. The failure to record an assignment of mortgage to the Trustee may cause the assignment to be ineffective against certain third parties. In particular, a bankruptcy trustee in a proceeding respecting the Funding Company, a judgment creditor that records its judgment, and a bona fide purchaser of any of the mortgaged property without notice of the assignment would all have superior rights in relation to an unrecorded assignment.

      To supplement the collateral described above, the Trustee maintains, for the benefit of the Holders, a cash collateral account (the "Cash Collateral Account") in the corporate trust department of the Trustee. All amounts that the Funding Company (or that MMO, in its capacity as servicer of the Loans) receives in connection with Loans that are not required within three business days for a payment on any Notes or to fund another Loan, are promptly delivered to the Trustee for deposit into the Cash Collateral Account. The Trustee advances funds from the Cash Collateral Account as requested by the Funding Company to fund Loans, and transfers funds from the Cash Collateral Account to a separate paying account as required to service the interest payments on the Notes. Funds remaining in the Cash Collateral Account are invested in U.S. government bonds, certificates of deposit, or highly rated commercial paper and money market funds, as further described in the Indenture.

      Each M&M Project Entity has the right, subject to certain prepayment requirements, to obtain an incremental release of the Funding Company's lien in respect of individual building lots within a Project so that such building lots may be sold to homebuyers. All "release" payments from M&M Project Entities are promptly delivered to the Trustee for deposit into the Cash Collateral Account unless required within three business days for a payment on the Notes or to fund another Loan. The Funding Company is required to deliver to the Trustee, at least once every six months, a certificate attesting that all such releases of property from the Funding Company's lien were in the ordinary course of the Funding Company's business and did not impair the overall value of the collateral for the Notes.

      The Funding Company may make Loans for several Projects or particular phases of Projects at one time. The Funding Company does not designate its mortgages on individual Projects as collateral for specific Notes. Instead, all of the mortgages that the Funding Company holds to secure the Loans secure, as a pool, all of the Notes. Similarly, all of the payments that the Funding Company receives in connection with Loans constitute a pool of funds that the Funding Company uses to make payments on all of the Notes.

PAYMENT AND PAYING AGENTS

      Payments on the Notes are generally be made at the office of the Trustee, but the Funding Company may elect to pay interest (i) by check mailed to the address of the Holder as such address shall appear in the security register for the Notes, or (ii) by wire transfer to an account maintained by the Holder.

CERTAIN COVENANTS OF THE FUNDING COMPANY

      Limitations on Liens. So long as any Notes remain outstanding, the Funding Company may not create, incur, assume or suffer to exist any lien of any kind upon any of its property or assets except for (i) liens existing as of the date of the Indenture, (ii) liens subordinated in all respects to the Notes, (iii) liens securing the Notes and any Future Notes, and (iv) certain statutory, judgment and other liens that are described in detail in the Indenture.

      Merger and Consolidation. So long as any Notes remain outstanding, the Funding Company may not consolidate with, or merge into, or transfer or lease all or substantially all of its properties and assets to, any person or entity unless (i) the successor or purchasing person or entity is a domestic corporation that expressly assumes all payment obligations on the Notes and the performance of the Funding Company's obligations under the Indenture, (ii) immediately after such transaction no Event of Default (as defined in the Indenture), and no event which, after notice or lapse of time or both, would become an Event of Default shall have happened and be continuing, and (iii) the Funding Company has delivered to the Trustee an officer's certificate and an opinion of counsel stating that such transaction complies with the Indenture. The Funding Company does not expect that it will engage in any merger or consolidation.

      Prompt and Continuous Use of Proceeds. In connection with the offering of the Notes, the Funding Company agreed to convert at least 90% of the proceeds of such offering into Loans within ten business days of the issuance of the Notes. The Funding Company must keep an average of 90% of such funds (determined quarterly based on average daily balances of the Loans) invested in Loans at all times unless required within five business days to satisfy a payment obligation under the Notes.

      Timing of Loans. The Indenture prohibits the Funding Company from making long-term Loans (such as for land acquisition and early stage development activities) after the fifth anniversary of the issuance of the Notes. The Funding Company may make short-term Loans (with maturities of three months or less), such as Loans for the construction of individual homes and final infrastructure improvements, at any time.

      Modification of Lending Policies. So long as any Notes remain outstanding, the Funding Company may not make a Loan (i) to a person or entity other than a Matzel & Mumford real estate development company, or (ii) to finance any activity other than the acquisition, development and construction of a single-family residential community, or (iii) if more than 25% of the offering proceeds would be invested in second mortgage loans, with the balance to be invested in first mortgage loans or deposited in the Cash Collateral Account, without the consent of the Holders of at least 51% of the outstanding principal amount of the Notes.

MODIFICATION AND WAIVER

      Except as otherwise described in this section, the Funding Company and the Trustee may modify and amend the Indenture by means of a supplemental indenture with the consent of the Holders of not less than 66% in principal amount of the Notes of each series affected thereby.

      The Funding Company may not modify and amend the Indenture without the consent of the Holder of each Note affected thereby if such modification or amendment would: (a) change the maturity of any installment of principal of, or interest on, any Note or change the redemption price; (b) reduce the principal amount of, or the rate of interest on, any Note; (c) change the currency of any payment on any Note; (d) impair the right to institute suit for the enforcement of any payment with respect to any Note; (e) reduce the percentage in principal amount of the Notes of any series, the consent of whose Holders is required to modify or amend the Indenture; or (f) modify the foregoing requirements or reduce to less than a majority the percentage of Notes necessary to waive any past default.

EVENTS OF DEFAULT; REMEDIES

      The following will be Events of Default under the Indenture with respect to the Notes or any series of Future Notes: (a) default in the payment of any interest upon any Note of that series when due, continued for 60 days; (b) default in the payment of any principal or premium, if any, on any Note of that series when due, continued for 30 days; (c) default in the deposit of a sinking fund payment, if any, when due, in respect of any Note of that series, continued for 30 days; (d) default in the performance, or breach, of any other covenant or warranty of the Funding Company contained in the Indenture or in the Notes of such series, continued for 90 days after written notice as provided in the Indenture; (e) acceleration of any indebtedness (including any series of Future Notes) for money borrowed in an aggregate principal amount exceeding $500,000 under the terms of the instrument under which such indebtedness is issued or secured, if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after the Funding Company receives written notice of such acceleration; and (f) certain events in bankruptcy, insolvency or reorganization.

      The Trustee or the Holders of 25% in principal amount of the outstanding Notes may declare the principal amount of all outstanding Notes due and payable immediately if any Event of Default with respect to the Notes of any series occurs and is continuing at the time of declaration. At any time after a declaration of acceleration has been made but before a judgment or decree for payment of money due has been obtained by the Trustee, the Holders of a majority in principal amount of the outstanding Notes may rescind such declaration of acceleration and its consequences if all payments due (other than those due as a result of acceleration) have been made and all Events of Default have been cured or waived.

      Any Event of Default with respect to the Notes of any series may be waived by the Holders of a majority in principal amount of all outstanding Notes of that series, except a default (i) in any payment on any Note of that series, or
(ii) in respect of a covenant or provision which cannot be modified or amended without the consent of the Holder of each outstanding Note of such series. The Holders of at least 75% in principal amount of the Notes of any series may consent to the postponement, for up to three years, of any interest payment due in respect of the Notes of such series.

      The Trustee is generally required, within 90 days after becoming aware of the occurrence of an Event of Default which is continuing, to give the Holders of the Notes of the affected series notice of such default. However, except in the case of a payment default, the Trustee may be entitled under the terms of the Indenture to withhold or postpone the giving of such notice if the Trustee determines in good faith that such action is in the interest of the Holders.

      The Holders of a majority in principal amount of the outstanding Notes of a series may direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred on the Trustee with respect to the Notes of such series, so long as such direction is not in conflict with any rule of law or the Indenture. Before proceeding to exercise any right or power under the Indenture at the direction of such Holders, the Trustee is entitled to receive from such Holders reasonable indemnity against the costs, expenses and liabilities which the Trustee might incur in complying with any such direction.

      The Indenture provides that no Holder may institute an action against the Funding Company under the Indenture (except actions for payment of overdue principal or interest) unless (i) the Holder previously has given to the Trustee written notice of default and continuance thereof, (ii) the Holders of not less than 25% in principal amount of the outstanding Notes of the affected series have requested the Trustee to institute such action and have offered the Trustee reasonable indemnity, and (iii) the Trustee has not instituted such action within 60 days of such request, nor has the Trustee received directions inconsistent with such written request from the Holders of a majority in principal amount of the outstanding Notes of such series.

      The Funding Company is required to furnish to the Trustee annually a statement as to the fulfillment by the Funding Company of all of its obligations under the Indenture.

SATISFACTION AND DISCHARGE OF INDENTURE

      The Funding Company may terminate its obligations under the Indenture if all of the Notes previously authenticated and delivered (other than lost, destroyed or stolen Notes that have been replaced or paid) (i) have been delivered to the Trustee for cancellation and the Funding Company has paid all sums payable by it thereunder, or (ii) have matured or will mature within one year, or are to be called for redemption within one year and the Funding Company has irrevocably deposited with the Trustee money sufficient to pay all amounts that are or will become due in respect of such Notes. If the Funding Company makes such a deposit with the Trustee, Holders may look only to the deposited money for payment.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

      The following discussion and analysis contains certain forward-looking statements. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including those set forth herein. Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Funding Company's Prospectus dated February 8, 1996, as filed with the Securities and Exchange Commission, starting with the section on RISK FACTORS.

OVERVIEW

      The Funding Company began operations on May 16, 1996. It was formed for the purpose of funding land acquisition, infrastructure improvements, and the construction of homes in single-family residential housing communities by making secured Loans to M&M Project Entities for the development of Projects. See "Properties--Projects."

LIQUIDITY AND CAPITAL RESOURCES

      The Company derives necessary cash flow from the collection of principal and interest on Loans to Project Entities. The Company continually monitors the timing of receipt of such funds to coincide with the quarterly payment of interest to holders of its 15% Secured Notes, which represents the primary cash expenditure by the Company.

      The Company does not expect to raise additional funds from external sources in the foreseeable future and its shareholders are under no obligation to contribute additional capital to the business.

      The Company is dependent on the collectibility of Loans to Project Entities to meet its working capital needs. In the event that a Project Entity defaults on a Loan, the Company would need to seek repayment of such Loan through foreclosure on the collateral securing the Loan. The Company is unable to predict the amount or timing of receipt of proceeds from a foreclosure action and, accordingly, may be unable to meet the schedule of principal and interest payments to holders of the 15% Secured Notes.

RESULTS OF OPERATIONS

      Revenues comprised principally of interest income were $389,784 since the date of initial operations. Revenues were generated by the Company on Loans made to five Project Entities from May 15, 1996 (date of initial operations) through December 31, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Loans to Project Entities. At year end, the Company had Loans outstanding to two Project Entities totaling $3,800,000. The Company makes Loans bearing interest at 16% per annum and collects fees for administering each Loan from the Project Entity.

      The Company's cost of revenues since the date of initial operations was $401,105, consisting primarily of interest expense on the 15% Secured Notes issued by the Company on May 15, 1996. Costs also included $26,578 in amortization costs related to the issuance of the 15% Secured Notes.

      The Company elected "S" corporation status for both federal and state income tax purposes, therefore limiting the amount of income taxes incurred through December 31, 1996.

      The Company recorded a net loss of $11,320 from the date of initial operations through December 31, 1996, although the net interest margin was a positive $9,022. The Company's net interest margin between the cost of funds borrowed and the revenue from funds loaned was affected, in part, by the short initial period of operations (from May 16, 1996 through December 31, 1996).

LOANS TO PROJECT ENTITIES

      During 1996, the Funding Company made the following Loans to five Project
Entities:

                                      Loan        Initial Date of       Loan
    Project          Location      Commitment         Funding        Outstanding
    -------          --------      ----------         -------        -----------

Staats Farm        Branchburg      $2,000,000      May 17, 1996          --
                                   $1,125,000      June 20, 1996         --
                                   $1,200,000      June 27, 1996         --
                                   $  580,000      Sept. 20,1996         --
Beacon Manor       Basking Ridge   $1,994,000      May 17, 1996          --
Heather Knolls--   So. Brunswick   $3,500,000(1)   July 30, 1996      $1,700,000
   East and West                   $1,100,000      Nov. 1, 1996       $1,100,000
Seven Oaks         Freehold        $1,000,000(2)   Nov. 19, 1996      $1,000,000
Maplehurst Farm    Piscataway      $2,000,000      June 4 1996           --

----------
(1) This Loan was refinanced after December 31, 1996 and a new commitment was issued by the Funding Company.
(2) This Loan has been paid off since December 31, 1996.

EFFECT OF INFLATION

      The principal effect of inflation on the Company arises from the impact of inflation on the underlying homebuilding operations of Project Entities that have received Loans from the Company. Homebuilding may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Inflation also increases financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. Homebuilding companies attempt to pass through to their customers any increases in their costs through increased sales prices.

Inflation has not had a material adverse effect on the results of operations of the Project Entities; however, there is no assurance that inflation will not have a material adverse impact on such results or on the Company's future results of operations.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Consolidated Financial Statements attached hereto and made a part hereof.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Consolidated Balance Sheet as of December 31, 1996

Consolidated Statement of Loss for the year ended December 31, 1996

Consolidated Statement of Stockholders' Equity for the year ended December 31, 1996

Consolidated Statement of Cash Flows for the year ended December 31, 1996

Summary of Accounting Policies

Notes to Consolidated Financial Statements

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      BDO Seidman, LLP ("BDO Seidman") performed the audit of the financial statements included in the Registration Statement. Mintz Rosenfeld & Company, LLC ("Mintz Rosenfeld") rendered certain consulting services to the Funding Company in connection with the financial structure of the offering of the Notes.

      The Funding Company retained Mintz Rosenfeld to perform the audit required for the Funding Company's Annual Report on Form 10-KSB for fiscal year 1995 (the "1995 Annual Report"), with the understanding that BDO Seidman, LLP might render additional accounting services to the Funding Company from time to time in the future. Subsequently, the Funding Company determined that the Funding Company and its borrowers and investors would be better served by an independent accounting firm having greater experience and expertise in the areas of federal securities laws, Securities and Exchange Commission accounting requirements and residential construction and development, than Mintz Rosenfeld could offer. As a result, on May 24, 1996, the Funding Company advised Mintz Rosenfeld and BDO Seidman that it would engage the auditing services of BDO Seidman for the foreseeable future. This decision was approved by the Funding Company's board of directors.

      In connection with the audit by Mintz Rosenfeld of the financial statements included in the 1995 Annual Report and during the subsequent interim periods, the Funding Company has not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with Mintz Rosenfeld, which disagreements, if not resolved to the satisfaction of Mintz Rosenfeld, would have caused Mintz Rosenfeld to make reference in its opinion to the subject matter of the disagreement. The reports of Mintz Rosenfeld on the financial statements included in the 1995 Annual Report did not contain an adverse opinion, or a disclaimer of opinion, and have not been qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9 DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)   DIRECTORS AND EXECUTIVE OFFICERS

      The Funding Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The directors and executive officers of the Funding Company are as follows:

      Name                          Age                Position
      ----                          ---                --------
      Bruce Matzel                  52                 Chairman of the Board
      Roger Mumford                 41                 President, Director
      Richard Anderson              47                 Vice President, Treasurer
      Michael S. Skea               40                 Vice President, Secretary

      Bruce Matzel is Chairman of the Board of the Funding Company. Mr. Matzel has served in the same capacity for MMO since its formation in 1986. Mr. Matzel has over thirty years of experience in the real estate development business, including the homebuilding business. Mr. Matzel has developed property in various locations in New Jersey, New York, and Virginia.

      Roger Mumford is President of the Funding Company. Mr. Mumford has served in a similar capacity for MMO since its formation in 1986. Mr. Mumford has been actively engaged in the homebuilding business for over twenty years in various locations in New Jersey and Virginia.

      Richard Anderson is Vice President and Treasurer of the Funding Company. Mr. Anderson has served as the Chief Financial Officer of MMO since September 1992. Prior to that time, Mr. Anderson was Chief Financial Officer for Union Valley Corporation, a diversified real estate development concern located in Howell, New Jersey, from 1983 to 1992. Mr. Anderson has 13 years of experience in the homebuilding industry, and is a certified public accountant.

      Michael S. Skea is Vice President and Secretary of the Funding Company. Mr. Skea has served as Corporate Counsel for MMO since May 1992. Before that, Mr. Skea served in a similar capacity for Weiner Homes Corporation, a homebuilding company located in Neptune, New Jersey, from 1986 to 1993. He has 10 years of experience in the homebuilding industry, and is a member of the New Jersey Bar.

      The Funding Company's directors are elected annually by the shareholders. Mr. Matzel and Mr. Mumford are presently the only directors of the Funding Company. Because there are only two directors, it is possible that a disagreement between Messrs. Matzel and Mumford could cause a stalemate in the Funding Company's operations.

      There is no family relationship between or among any of the directors or executive officers.

      Richard Anderson was Chief Financial Officer for, and a director of, Union Valley Corporation, a New Jersey real estate company, from 1983 until 1992. Union Valley Corporation filed for protection under the bankruptcy laws in August 1991, and its plan of reorganization was confirmed in 1993.

(B)   COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

      No person has been required to file Forms 3, 4 or 5 during the last fiscal year or prior years because no class of the registrant' securities is registered under the Securities Exchange Act of 1934.

ITEM 10 EXECUTIVE COMPENSATION

      The Funding Company does not pay any compensation to its officers or directors. The officers and all other staff members performing services for the Funding Company are employees of MMO. The cost to the Funding Company of such services is covered by a loan servicing fee that the Funding Company pays to MMO. The Funding Company expects to maintain this arrangement for the foreseeable future. MMO does not expect to derive any profit from the loan servicing fee; MMO expects that the full amount of this fee will be directly attributable to the costs of the services that MMO employees will perform for the Funding Company.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of the date of this Report with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.

                                             Amount and Nature
                       Name and Address of     of Beneficial
   Title of Class        Beneficial Owner        Ownership     Percent of Class
   --------------        ----------------                      ----------------
Common Stock, no par       Bruce Matzel          250 shares          50%
       value            100 Village Court
                        Hazlet, New Jersey
                               07730

                          Roger Mumford          250 shares          50%
                        100 Village Court
                        Hazlet, New Jersey
                               07730

      The Company is not aware of any arrangements which may result in a change of control of Matzel & Mumford Mortgage Funding, Inc.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Bruce Matzel and Roger Mumford are the promoters of the Funding Company, which was incorporated in July, 1995.

      Messrs. Matzel and Mumford were obligated to and did contribute, contemporaneously with or prior to the issuance and sale of the Notes, an aggregate of $500,000 to the Funding Company to provide for initial capitalization expenses and the expenses of the offering of the Notes, and each of them renders services to the Funding Company as directors and executive officers without separate compensation therefor. The Funding Company may pay dividends or make other distributions to its shareholders if it is current on all of its obligations under the Notes and the Indenture.

      Bruce Matzel and Roger Mumford own substantially all of the equity of MMO and serve as MMO's principal executive officers. MMO services the Loans pursuant to the terms of a Loan Servicing Agreement. MMO also provides management services and design, warranty and other services to each of the M&M Project Entities in exchange for management fees and other payments.

      Bruce Matzel and Roger Mumford, in the aggregate, own at least a controlling percentage of the equity interests in, and serve as executive officers of, each M&M Project Entity. M&M Project Entities may pay dividends or make other distributions to their equity holders if they are current on their payment and other obligations to the Funding Company. Several Matzel & Mumford real estate development companies have financing in place that is personally guaranteed by Messrs. Matzel and Mumford. It is possible that one or more Loans from the Funding Company may be used to refinance some of that debt.

                                     PART IV

ITEM 13 EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: Current Reports on Form 8-K were filed on October 3, 1996, August 26, 1996, August 13, 1996, June 27, 1996, June 14, 1996, June 3,
1996, July 30, 1996, October 3, 1996, November 15, 1996, January 15, 1997 and
February 14, 1997, each concerning Loans from the Funding Company to M&M Project Entities and one also concerning a change in accountants.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities and exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                 MATZEL & MUMFORD MORTGAGE FUNDING, INC.


Date: March 28, 1997            By: /s/ ROGER MUMFORD
                                    -------------------------------------------
                                    Roger Mumford, President
                                    (Principal Executive Officer)


                                By: /s/ RICHARD G. ANDERSON
                                    --------------------------------------------
                                    Richard G. Anderson, Chief Financial Officer
                                    (Principal Accounting Officer)


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 1997            By: /s/ BRUCE MATZEL
                                    --------------------------------------------
                                    Bruce Matzel, Director


                                By: /s/ ROGER MUMFORD
                                    --------------------------------------------
                                    Roger Mumford, Director

                                            MATZEL & MUMFORD
                                      MORTGAGE FUNDING, INC.

================================================================================

                                                            FINANCIAL STATEMENTS
                                                    YEAR ENDED DECEMBER 31, 1996

                                      MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                                      CONTENTS

================================================================================

INDEPENDENT AUDITORS' REPORT                                              3

FINANCIAL STATEMENTS:
  Balance sheet                                                           4
  Statement of loss of operations                                         5
  Statements of cash flows                                                6
  Notes to financial statements                                        7-10

INDEPENDENT AUDITORS' REPORT

Matzel & Mumford Mortgage Funding, Inc.
Hazlet, New Jersey

We have audited the accompanying balance sheet of Matzel & Mumford Mortgage Funding, Inc. as of December 31, 1996 and the related statement of operations for the year then ended and the statements of cash flows for the year ended December 31, 1996 and the period July 11, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford Mortgage Funding, Inc. as of December 31, 1996 and its operations for the year then ended and its cash flows for the year ended December 31, 1996 and for the period July 11, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.


BDO SEIDMAN, LLP

Woodbridge, N.J.
March 7, 1997

                                       MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                                 BALANCE SHEET

================================================================================

December 31, 1996
--------------------------------------------------------------------------------
ASSETS
  Cash                                                              $   210,207
--------------------------------------------------------------------------------
         CURRENT ASSETS                                                 210,207
--------------------------------------------------------------------------------
MORTGAGE RECEIVABLE (NOTE 2)                                          3,800,000
DEFERRED FINANCING COSTS                                                228,573
--------------------------------------------------------------------------------
         TOTAL ASSETS                                               $ 4,238,780
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                                  $       100
--------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                          100
--------------------------------------------------------------------------------
  Notes payable (Note 4)                                              3,750,000
--------------------------------------------------------------------------------
         TOTAL LIABILITIES                                            3,750,100
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 5,000 shares authorized; 500
    shares issued and outstanding                                        10,000
  Additional paid in capital                                            490,000
  Retained earnings deficit                                             (11,320)
--------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                     488,680
--------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 4,238,780
================================================================================

                                 See accompanying notes to financial statements.

                                       MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                             STATEMENT OF LOSS FROM OPERATIONS

================================================================================

December 31, 1996
--------------------------------------------------------------------------------
REVENUE:
  Interest (Note 5)                                                   $ 365,015
  Fees (Note 5)                                                          24,769
--------------------------------------------------------------------------------
                                                                        389,784
--------------------------------------------------------------------------------
EXPENSES:
  General and administration                                             18,533
  Amortization                                                           26,578
  Interest                                                              355,993
--------------------------------------------------------------------------------
                                                                        401,104
--------------------------------------------------------------------------------
         LOSS FROM OPERATIONS                                         $ (11,320)
================================================================================

                                 See accompanying notes to financial statements.

                                      MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                       STATEMENT OF CASH FLOWS


================================================================================

                                                                                       For the period
                                                                                        July 11, 1995
                                                                      Year Ended        to December 31,
                                                                   December 31, 1996        1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $   (11,320)       $    --
  Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization                                                         26,578             --
      Increase in deferred costs                                             --           (185,007)
      Decrease (Increase) in due from affiliates                          184,000         (184,000)
      (Decrease) Increase in accounts payable                            (119,511)         119,511
      Increase in mortgage loans, net                                  (3,800,000)            --
-----------------------------------------------------------------------------------------------------
         NET CASH USED IN OPERATING ACTIVITIES                         (3,720,253)        (249,396)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt offering                                           3,750,000             --
  Financing charges                                                       (70,144)            --
  Shareholder contributions                                               200,000          300,000
-----------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,879,856          300,000
-----------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                          159,603           50,604
CASH, BEGINNING OF PERIOD                                                  50,604             --
-----------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                   $   210,207           50,604
-----------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                      MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

 1.   SUMMARY OF           Nature of Business
      ACCOUNTING POLICIES

                           Matzel & Mumford Mortgage Funding, Inc. is a New Jersey corporation formed for the purpose of financing loans to real estate development companies controlled by the principals of The Matzel and Mumford Organization, Inc. ("MMO"), which are engaged in the business of developing single-family residential housing communities.

                           Debt Registration

                           The Company filed a registration statement with respect to a debt offering of up to $6,000,000 under the Securities and Exchange Act of 1933, as amended. The Company's registration statement was declared effective by the Securities and Exchange Commission on February 7, 1996. The Company raised a total of $3,750,000 and the funding took place on May 15, 1996. These funds have been used to finance affiliated real estate projects in the early stages of development in accordance with the registration statement. The Company charges interest on the loans at a rate of 16% or more and assesses each borrower a quarterly administrative fee based on the average outstanding loan balance. Debt service payments on the loans, together with the administrative fee, are intended to service the 15% interest due on the investor notes and the .5% loan servicing fee payable to MMO and other expenses. The loans are secured by a first or second mortgage on the affiliates property.

                           Deferred Costs

                           Deferred costs include legal, accounting and filing fees incurred in connection with the company's registration statement. These costs are being amortized over 6 years.

                           Income Taxes

                           The stockholders of the Company have elected "S" corporation status for federal and state income tax purposes.

                                      MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           Long-Lived Assets

                           Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of: (SFAS
                           121), was adopted as of January 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 was not material to the results of operations or financial position.

                           Income Taxes

                           The stockholders of the Company have elected "S" corporation status for federal and state income tax purposes.

                                      MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           Use of Estimates

                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2.   MORTGAGE RECEIVABLE  As of December 31, 1996, the Company has the
                           following mortgages receivable from its affiliates:

                           -----------------------------------------------------
                           Matzel & Mumford at South Brunswick (a)    $1,100,000
                           Matzel & Mumford at South Brunswick (b)     1,700,000
                           Matzel & Mumford at Freehold (c)            1,000,000
                           -----------------------------------------------------
                                                                      $3,800,000
                           =====================================================

                           (a) The note is to fund land acquisition and site improvements. The note is payable interest only at 16%. Interest payments are payable quarterly until October 30, 1998, when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property.

                           (b) The note is in the maximum amount of $3,500,000 and is to fund land acquisition and site improvements. The note is payable interest only at 16%. Interest payments are payable quarterly until June 1998, when the outstanding principal is due. The note is collateralized by a first mortgage on the property.

                           (c) The note is to fund land acquisition and site improvements. The note is payable interest only at 16%. Interest payments are payable quarterly until October 1999, when the outstanding principal is due. The Note is collateralized by a second mortgage on the property.

                                      MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           The recorded value of these mortgages receivable approximate fair value of instruments with similar terms and average maturities.

 3. EQUITY                 Contemporaneously, with the issuance and sale of
                           notes offered by the Company as reflected in the registration statement, the stockholders have contributed as capital an additional $200,000, as required under the registration statement to meet the $500,000 capital requirement.

 4. NOTES PAYABLE          The Company raised $3,750,000 in connection with its
                           February 7, 1996 debt registration. The Notes are payable interest only at 15%. Interest payments are payable quarterly beginning June 30, 1996. The Note matures on May 14, 2002 and is redeemable at the option of the Company subject to certain conditions and a 1% to 3% prepayment premium, if the Note is redeemed prior to the third anniversary of the offering.

                           The Company has paid $355,993 in interest in 1996 relating to this Note.

                           The recorded value of the notes payable approximate fair value of intruments with similar rates and maturies.

 5.   RELATED PARTY        Revenues from related parties are as follows:
      TRANSACTIONS

                           -----------------------------------------------------
                           Interest                                     $356,106

                           Service fees                                   24,769
                           -----------------------------------------------------
                                                                        $380,875
                           =====================================================

                               MATZEL & MUMFORD AT
                               STAATS FARM, L.L.C.

================================================================================
                                                            FINANCIAL STATEMENTS
                                                    YEAR ENDED DECEMBER 31, 1996

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                                      CONTENTS

================================================================================


INDEPENDENT AUDITORS' REPORT                                              3

FINANCIAL STATEMENTS:
  Balance sheet                                                           4
  Statements of operations                                                5
  Statements of cash flows                                                6
  Notes to financial statements                                        7-11

INDEPENDENT AUDITORS' REPORT

To the Members
Matzel & Mumford at Staats Farm, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheet of Matzel & Mumford at Staats Farm, L.L.C. as of December 31, 1996 and the related statements of income and members' equity and cash flows for the year ended December 31, 1996 and the period March 7, 1995 (date of inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at Staats Farm, L.L.C. as of December 31, 1996 and its results of operations and its cash flows for the year ended December 31, 1996 and the period March 7, 1995 (date of inception) through December 31, 1995 in conformity with generally accepted accounting principles.


BDO SEIDMAN, LLP

Woodbridge, N.J.
March 7, 1997

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                                 BALANCE SHEET

================================================================================

December 31, 1996
--------------------------------------------------------------------------------
ASSETS
  Cash                                                            $  162,736
  Performance bonds                                                   58,027
  Inventory (Notes 2 and 3)                                        1,568,462
  Due from partners                                                  200,000
  Due from affiliates (Note 4)                                       143,432
--------------------------------------------------------------------------------
         TOTAL ASSETS                                             $2,132,657
================================================================================
LIABILITIES AND MEMBERS' EQUITY
  Accounts payable and accrued expenses                           $  480,419
  Mortgages and notes payable (Note 3)                             1,628,530
  Customer deposits                                                   37,860
--------------------------------------------------------------------------------
         TOTAL LIABILITIES                                         2,146,810
--------------------------------------------------------------------------------
MEMBERS' EQUITY                                                      (14,152)
--------------------------------------------------------------------------------
         TOTAL LIABILITIES AND MEMBERS' EQUITY                    $2,132,657
================================================================================

                                 See accompanying notes to financial statements.

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                       STATEMENT OF OPERATIONS

================================================================================

                                                               Period March 7,
                                                               1995 (date of
                                                YEAR ENDED    inception) through
                                               DECEMBER 31,     December 31,
                                                   1996             1995
--------------------------------------------------------------------------------
NET SALES (NOTE 5)                              $13,753,331       $2,087,006
COST OF GOODS SOLD                               12,414,821        1,819,531
--------------------------------------------------------------------------------
         GROSS PROFIT                             1,338,510          267,475
--------------------------------------------------------------------------------
OPERATING EXPENSES:
  General and administrative                        739,663          309,273
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                             598,847          (41,798)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest income                                     9,510            4,363
--------------------------------------------------------------------------------
NET INCOME (LOSS)                                   608,357          (37,435)
MEMBERS' CAPITAL, BEGINNING OF YEAR                 348,565                -
CONTRIBUTIONS                                             -          476,000
DISTRIBUTIONS                                      (971,074)         (90,000)
--------------------------------------------------------------------------------
MEMBERS' CAPITAL, END OF YEAR                   $   (14,152)      $  348,565
================================================================================

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                       STATEMENT OF CASH FLOWS

================================================================================

                                                                                         For the period
                                                                                          March 7, 1995
                                                                          Year ended    date of inception)
                                                                          December 31,   to December 31,
                                                                              1996            1995
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $   608,357       $   (37,435)
  Adjustments to reconcile net income to net cash used in operating activities:
      Decrease (increase) in performance bonds                               98,684          (156,710)
      Decrease (increase) in inventories                                  4,895,700        (6,464,163)
      Decrease (increase) in other assets                                     1,391            (1,391)
      Increase in customer deposits                                           9,787            28,073
      (Decrease) increase in accounts payable and accrued
        expenses                                                           (254,751)          735,170
----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              5,359,168        (5,896,456)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in due from partners                                            (200,000)             --
  Increase in due from affiliate                                           (142,367)           (1,065)
----------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                             (342,367)           (1,065)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable - affiliate                                 4,555,900         1,000,000
  Proceeds from mortgages payable                                              --           4,877,552
  Capital contributions                                                        --             476,000
  Repayments of affiliate notes payable                                  (5,555,900)             --
  Reductions in mortgages payable                                        (3,249,022)
  Distributions to members                                                 (971,074)          (90,000)
----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (5,220,096)        6,263,552
----------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH                                                (203,295)          366,031
CASH, BEGINNING OF PERIOD                                                   366,031              --
----------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                     $   162,736       $   366,031
==========================================================================================================

                                 See accompanying notes to financial statements.

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

 1.   SUMMARY OF           Nature of Business and Organization
      ACCOUNTING POLICIES

                           Matzel & Mumford at Staats Farm, L.L.C. ("M&M at Staats Farm") is a New Jersey limited liability company formed for the purpose of purchasing land in Staats Farm, New Jersey and developing and constructing 126 single-family homes on the land.

                           Revenue Recognition

                           Revenues arising from home sales will be recognized under the accrual method. Under this method, income will be recognized when all terms relating to the sale of a unit are complete, consideration is exchanged and title is conveyed to the buyer.

                           Inventories

                           Inventories are stated at the lower of cost or estimated net realizable value, which is determined by reducing the anticipated net sales proceeds by the estimated costs necessary to complete or improve the property to the condition used in arriving at the anticipated selling price.

                           Inventory costs are comprised of land, project overhead, and direct unit costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest capitalized is based upon the interest rate on specifically related debt. A portion of the management fees to a related party are paid and capitalized by the Company.

                           Members' Capital

                           The two managing members have pledged a total of $1,000 in capital contributions. Three special members have contributed a total of $475,000.

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           Distributions

                           The Company shall make the following distributions of cash to the Members:

                           (a) Each special member shall be paid a guaranteed payment equal to 8% per annum of their unpaid capital ("Guaranteed Payment"). The Guaranteed Payment initially will accrued through the twenty-fifth day of the sixth full calendar month following the date of the contribution and will be paid on the first business day following such six-month period. Thereafter, the Guaranteed Payment will be paid on a quarterly basis;

                           (b) Each special member shall be paid a distribution ("Special Distribution") in an amount equal to the product of: (1) the special member's relevant percentage (aggregates .6249975% at December 31, 1996) multiplied by (2) the aggregate gross sales proceeds of all housing units actually closed by the Company as of the twenty-fifth (25th) day of the immediately preceding calendar month;

                           (c) Each special member shall be paid a return distribution ("Return Distribution") representing a return of such special member's capital contribution equal to the product of:
                                (1) such special member's return amount as defined, multiplied by (2) the number of housing units actually closed by the Company as of the twenty- fifth (25th) day of the immediately preceding calendar moth; provided, however, that this shall only apply to the sales of the twentieth through fifty-first units actually closed by the Company;

                           (d) All other distributions shall be made to the managing members in proportion to their respective capital contributions.

                           The distributions payable to special members are guaranteed personally by the managing members.

                           Profit and Loss Allocations

                           All items of Profits and Losses shall be allocated to the Members as follows:

                           (a) first, net Profits will be allocated to the special members equal to the aggregate total of the Guaranteed Payment and the Special Distribution paid or payable to such special members; and

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           (b) second, to the managing members in proportion to their respective capital contributions.

                           Income Taxes

                           The Company is organized and operates as a limited liability company which is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Company are included on each member's tax return, according to the terms of the operating agreement.

                           Use of Estimates

                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2.   INVENTORIES          Inventories relating to the development of
                           single-family homes consist of the following at December 31, 1996:

                           -----------------------------------------------------
                           Land                                       $  582,970
                           Project overhead                              534,019
                           Direct unit cost                              451,473
                           -----------------------------------------------------
                                                                      $1,568,462
                           =====================================================

                           All expenses incurred for the development of the project are capitalized. Selling expenses which do not benefit future periods, and general and administrative expenses, are treated as period costs and will be expensed as incurred.

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

 3.   LOANS AND            -----------------------------------------------------
      MORTGAGES PAYABLE    Construction (a)                           $1,409,780
                           1st mortgage (b)                              218,750
                           -----------------------------------------------------
                                                                      $1,628,530
                           =====================================================

                           (a) The note has a term of 18 months and bears interest at the prime rate plus 1.5%. Interest is payable monthly and principal is payable with each closing at the rate of 100% of the cost of the related construction.

                                The loan is collateralized by a first mortgage on the land and improvements of phases one and two (95 lots) of the project and is guaranteed by the managing members.

                           (b) The Company has borrowed from The Matzel & Mumford Organization, Inc. ("MMO"), an affiliate of the managing members, $1,000,000, which is evidenced by a secured developer note. Interest is charged at a rate equal to 1.5625% of the gross sales price per unit received at closing. The principal balance is payable in installments of $31,250 per closing. The first installment is due upon the closing of the sale of the 20th unit and, thereafter, upon the sale of each subsequent unit, until the earlier to occur of December 18, 1997 or the date of the payment in full of the entire balance of principal and interest and other charges due under the note.

                           The recorded value of the mortgages approximates fair value of instruments with similar terms and average maturities.

                                       MATZEL & MUMFORD AT STAATS FARM, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

 4.   RELATED PARTY        The Company has an agreement with MMO, whereby MMO
      TRANSACTIONS         provides construction management services at a fee of
                           5% of the gross selling price of each house. MMO is entitled to draws of $50,000 per month for the first six months for a total of $300,000 and the balance at the rate of no more than $12,000 at the time of the closing of the sale of each home, for an aggregate total of $912,000. The management fee payable shall be proportionally reduced if the sales prices of the homes are reduced or proportionally increased if the sales prices are increased. During 1996 and 1995, the Company incurred $456,500 and $360,000 in management fees. In addition, certain construction costs totalling $443,000 and $260,000 in 1996 and 1995, respectively, were charged by MMO to the Company.

                           Included in due to/from affiliates are transfers of costs incurred by affiliated companies of the managing member of the Company. The amounts are short term in nature and bear no interest. The amounts are to be repaid as cash flow allows.

                           The Company advanced the Partners $200,000 during the year. This amount is non-interest bearing and will be repaid prior to the completion of the project.

                           During 1996, the Company borrowed and repaid
                           $4,555,900 from Matzel & Mumford Mortgage Funding, Inc., a related party. The note had an interest rate of 16% plus a .5% administration fee on the average outstanding balance. Interest and fees related to the note were $103,700 in 1996.

 5.   COMMITMENTS          (a)  Performance Bonds

                                At December 31, 1996, the Company is
                                contingently liable for performance bonds totalling $745,742.

                           (b)  Sales Contract Backlog

                                As of December 31, 1996, the Company has sales contracts for six of the remaining seven lots with an approximate average sales price of $357,500.

                                         MATZEL & MUMFORD AT
                                     SOUTH BRUNSWICK, L.L.C.

================================================================================

                                                          FINANCIAL STATEMENTS
                                                            PERIOD MAY 1, 1996
                                      (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.


                                                                      CONTENTS

================================================================================

INDEPENDENT AUDITORS' REPORT                                              3

FINANCIAL STATEMENTS:
  Balance sheet                                                           4
  Statement of cash flows                                                 5
  Notes to financial statements                                         6-8

INDEPENDENT AUDITORS' REPORT

To the Members
Matzel & Mumford at South Brunswick, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheet of Matzel & Mumford at South Brunswick, L.L.C. as of December 31, 1996 and the related statement of cash flows for the period May 1, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at South Brunswick, L.L.C. as of December 31, 1996 and its cash flows for the period May 1, 1996 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.



BDO SEIDMAN, LLP

Woodbridge, N.J.
March 7, 1997

                                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.


                                                                 BALANCE SHEET

================================================================================

December 31, 1996
--------------------------------------------------------------------------------
ASSETS
  Cash                                                              $       457
  Inventory (Note 2)                                                  4,404,951
--------------------------------------------------------------------------------
         TOTAL ASSETS                                               $ 4,405,408
================================================================================
LIABILITIES AND MEMBERS' EQUITY
  Accounts payable and accrued expense                              $    18,063
  Due to affiliates (Note 4)                                            642,220
  Mortgage payable - M&M Mortgage Funding (Note 3)                    2,800,000
  Mortgage payable (Note 3)                                             945,125
--------------------------------------------------------------------------------
         TOTAL LIABILITIES                                            4,405,408
--------------------------------------------------------------------------------
MEMBERS' EQUITY                                                           1,000
RECEIVABLE FROM MEMBERS                                                  (1,000)
--------------------------------------------------------------------------------
         TOTAL MEMBERS' EQUITY                                             --
--------------------------------------------------------------------------------
         TOTAL LIABILITIES AND MEMBERS' EQUITY                      $ 4,405,408
================================================================================

                                 See accompanying notes to financial statements.

                                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.


                                                       STATEMENT OF CASH FLOWS

================================================================================

For the period May 1, 1996 (date of inception) to December 31, 1996
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $      --
  Adjustments to reconcile net loss to net cash used in operating activities:
      Increase in inventories                                                    (3,459,826)
      Increase in accounts payable and accrued expenses                              18,063
-------------------------------------------------------------------------------------------
         NET  CASH USED IN OPERATING ACTIVITIES                                  (3,441,763)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgages payable                                                 2,800,000
  Advances from affiliates                                                          642,220
-------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,442,220
-------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                        457
CASH, BEGINNING OF PERIOD                                                              --
-------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                             $       457
===========================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  The acquisition of land was financed by the seller in the amount of $945,125.
===========================================================================================

                                 See accompanying notes to financial statements.

                                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

 1.   SUMMARY OF           Nature of Business and Organization
      ACCOUNTING POLICIES

                           Matzel & Mumford at South Brunswick, L.L.C.("M&M at South Brunswick") is a New Jersey limited liability company formed on May 1, 1996 for the purpose of purchasing land in South Brunswick, New Jersey and developing and constructing 91 single-family homes on the land. Through December 31, 1996, there has been no operating activities.

                           Revenue Recognition

                           Revenues arising from home sales will be recognized under the accrual method. Under this method, income will be recognized when all terms relating to the sale of a unit are complete, consideration is exchanged and title is conveyed to the buyer.

                           Inventories

                           Inventories are stated at the lower of cost or estimated net realizable value, which is determined by reducing the anticipated net sales proceeds by the estimated costs necessary to complete or improve the property to the condition used in arriving at the anticipated selling price.

                           Inventory costs are currently comprised of land, financing costs and project overhead. Inventory costs will be comprised of direct unit and allocated costs. Development costs will be capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest capitalized is based upon the interest rate on specifically related debt. Management fees to a related party are paid and capitalized by the Company.

                           Members' Capital

                           The two managing members have pledged a total of $1,000 in capital contributions.

                                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           Income Taxes

                           The Company is organized and operates as a limited liability corporation which is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Company are included on each member's tax return, according to the terms of the operating agreement.

                           Use of Estimates

                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2.   INVENTORIES          Inventories relating to the development of
                           single-family homes consist of the following at December 31, 1996:

                           -----------------------------------------------------
                           Land                                       $3,473,309
                           Project overhead                              519,196
                           Financing                                     412,416
                           -----------------------------------------------------
                                                                      $4,404,951
                           =====================================================

                           All expenses incurred for the development of the project will be capitalized. Selling expenses which do not benefit future periods, will be treated as period costs and will be expensed as incurred.

 3.   MORTGAGES PAYABLE    -----------------------------------------------------
                           Land and construction (a)                  $2,800,000
                           2nd mortgage (b)                              945,125
                           -----------------------------------------------------
                                                                      $3,745,125
                           =====================================================

                                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           (a) The Company has 2 mortgages payable to Matzel & Mumford Mortgage Funding, an entity controlled by the members of M&M at South Brunswick:

                                o    The note is in the maximum amount of
                                     $3,500,000 and is to fund land acquisition and site improvements and is payable interest only at 16%. Interest payments are payable quarterly until June 30, 1998, when the outstanding principal balance is due. The note is collateralized by a mortgage on the property. The note balance is $1,700,000 as of December 31, 1996.

                                o The note is to fund land acquisition and site improvements. The note is payable interest only at 16%. Interest payments are payable quarterly until October 30, 1998, when the outstanding principal balance is due. The note is collateralized by a mortgage on the property. The note balance is $1,100,000 as of December 31, 1996.

                           (b) The Company has a mortgage payable to the seller in the amount of $945,125, bearing interest at 9%. Interest is payable monthly beginning December 1, 1996, with principal due August 1, 1997.

                           The recorded value of the mortgages approximates fair value of instruments with similar terms and average maturities.

 4.   RELATED PARTY        The Company has an agreement with the Matzel &
      TRANSACTIONS         Mumford Organization, Inc. ("MMO"), whereby MMO
                           provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to draws of $30,000 per month. During the period May 1 through December 31, 1996. The Company advanced MMO $150,000 of management fees.

                           Included in due to/from affiliates are transfers of costs incurred by affiliated companies of the managing member of the Company. The amounts are short term in nature and bear no interest. The amounts are to be repaid as cash flow allows.

                                         MATZEL & MUMFORD AT
                                            FREEHOLD, L.L.C.

================================================================================

                                                            FINANCIAL STATEMENTS
                                                          PERIOD OCTOBER 3, 1996
                                        (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                          MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                                      CONTENTS

================================================================================

INDEPENDENT AUDITORS' REPORT                                              3

FINANCIAL STATEMENTS:
  Balance sheet                                                           4
  Statement of cash flows                                                 5
  Notes to financial statements                                         6-9

INDEPENDENT AUDITORS' REPORT

To the Members
Matzel & Mumford at Freehold, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheet of Matzel & Mumford at Freehold, L.L.C. as of December 31, 1996 and the related statements of members' equity and cash flows for the period October 3, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at Freehold, L.L.C. as of December 31, 1996 and its cash flows for the period October 3, 1996 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.


BDO SEIDMAN, LLP

Woodbridge, N.J.
March 7, 1997

                                          MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                                 BALANCE SHEET

================================================================================

December 31, 1996
--------------------------------------------------------------------------------
ASSETS
  Cash                                                              $    67,949
  Cash-restricted                                                       197,470
  Inventory (Notes 2 and 3)                                           7,718,927
  Due from affiliates                                                   126,322
--------------------------------------------------------------------------------
         TOTAL ASSETS                                               $ 8,110,668
================================================================================
LIABILITIES AND MEMBERS' EQUITY
  Accounts payable and accrued expenses                             $   134,426
  Mortgages payable (Note 3)                                          7,976,242
--------------------------------------------------------------------------------
         TOTAL LIABILITIES                                            8,110,668
--------------------------------------------------------------------------------
MEMBERS' EQUITY                                                           1,000
MEMBERS' EQUITY RECEIVABLE                                               (1,000)
--------------------------------------------------------------------------------
         TOTAL LIABILITIES AND MEMBERS' EQUITY                      $ 8,110,668
================================================================================

                                 See accompanying notes to financial statements.

                                          MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                       STATEMENT OF CASH FLOWS

================================================================================

For the period October 3, 1996 (date of inception) to December 31, 1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $      --
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Increase in cash-restricted                                                                 (197,470)
      Increase in inventories                                                                   (6,019,659)
      Increase in accounts payable                                                                 134,426
----------------------------------------------------------------------------------------------------------
         NET  CASH USED IN OPERATING ACTIVITIES                                                  6,082,703
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgages payable                                                                6,276,974
  Increase in due from affiliates                                                                 (126,322)
----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                               6,150,652
----------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                                    67,949
CASH, BEGINNING OF PERIOD                                                                             --
----------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                                            $    67,949
==========================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  The acquisition of the land was partially financed by the seller in the amount of $1,699,268.
==========================================================================================================

                                 See accompanying notes to financial statements.

                                          MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

 1.   SUMMARY OF           Nature of Business and Organization
      ACCOUNTING POLICIES

                           Matzel & Mumford at Freehold, L.L.C. ("M&M at Freehold") is a New Jersey limited liability company formed on October 3, 1996 for the purpose of purchasing land in Freehold, New Jersey and developing and constructing 126 single-family homes on the land.

                           Revenue Recognition

                           Revenues arising from home sales will be recognized under the accrual method. Under this method, income will be recognized when all terms relating to the sale of a unit are complete, consideration is exchanged and title is conveyed to the buyer.

                           Restricted Cash

                           Restricted cash represents amounts on deposit as collateral for project improvements.

                           Inventories

                           Inventories are stated at the lower of cost or estimated net realizable value, which is determined by reducing the anticipated net sales proceeds by the estimated costs necessary to complete or improve the property to the condition used in arriving at the anticipated selling price.

                           Inventory costs are currently comprised of land, financing and project overhead. Inventory costs will be comprised of direct unit and allocated costs. Development costs will be capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest capitalized is based upon the interest rate on specifically related debt. A portion of the management fees to a related party are paid and capitalized by the Company.

                           Members' Capital

                           The two managing members have pledged a total of $1,000 in capital contributions.

                                          MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           Income Taxes

                           The Company is organized and operates as a limited liability company which is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Company are included on each member's tax return, according to the terms of the operating agreement.

                           Use of Estimates

                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2.   INVENTORIES          Inventories relating to the development of
                           single-family homes consist of the following at December 31, 1996:

                           -----------------------------------------------------
                           Land                                       $7,060,556
                           Financing                                     234,147
                           Project overhead                              424,224
                           -----------------------------------------------------
                                                                      $7,718,927
                           =====================================================

                           All expenses incurred for the development of the project will be capitalized. Selling expenses which do not benefit future periods, will be treated as period costs and will be expensed as incurred.

                                          MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

 3.   LOANS AND
      MORTGAGES PAYABLE    -----------------------------------------------------
                           Land and construction loan (a)             $4,626,974
                           1st mortgage (b)                            1,699,268
                           2nd mortgage (c)                            1,000,000
                           3rd mortgage (d)                              650,000
                           -----------------------------------------------------
                                                                      $7,976,242
                           =====================================================

                           (a) The Company has a commitment from a bank for land acquisition and construction not to exceed $10,330,000 as follows:

                                o Note A in the maximum amount of $6,030,000 is to fund land acquisition and improvements. The note has a term of 18 months and bears interest at the prime rate plus 1.5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $110,210.

                                o Note B in the amount of $700,000 matures on April 10, 1997 and bears interest at 18%. Interest is payable monthly and principal is due at maturity.

                                The loan is collateralized by a first mortgage on the land and improvements of phases one and two (95 lots) of the project and is guaranteed by the managing members.

                           (b) The Company has a mortgage to the seller, of which $600,000 is payable on November 15, 1997 with the balance due on November 15, 1998. The mortgage bears interest at 9.25%, which is payable at the time of the related principal payment. The note is collateralized by a first mortgage on phase three (31 lots) of the project.

                           (c) The Company has a mortgage payable to Matzel & Mumford Mortgage Funding, an entity controlled by the members of M&M at Freehold, which is payable interest only at 16%. Interest payments are payable quarterly until October 15, 1999 when the outstanding principal balance is due. The note is collateralized by a second mortgage on the land and improvements.

                                          MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                           (d) The Company has a mortgage payable to an insurance company in the maximum amount of $1,250,000 bearing interest at 20% on the first $1,000,000 and 25% on the balance. Fifty percent of the interest is payable semi-annually beginning one year from initial advance with the balance deferred until the related principal payments commence. Principal is payable $50,000 per house, plus the related portion of the deferred interest, beginning with the 71st closing through the 95th closing with the unpaid balance, if any, due December 31, 2001. The note is collateralized by a third mortgage on the land and improvements and the guarantee of the managing members.

                           The recorded value of the mortgages payable approximates fair value of instruments with similar terms and average maturities.

 4.   RELATED PARTY        The Company has an agreement with the Matzel &
      TRANSACTIONS         Mumford Organization, Inc. ("MMO"), whereby MMO
                           provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to draws of $30,000 per month. During the period October 3 through December 31, 1996, no management fees have been paid.

                           Included in due to/from affiliates are transfers of costs incurred by affiliated companies of the managing member of the Company. The amounts are short term in nature and bear no interest. The amounts are to be repaid as cash flow allows.