Form 10QSB
period 1997-03-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1997-05-15
CIK 1002525

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

  [X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

  [_]             TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT

               FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         Commission file number: 33-98178


                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEW JERSEY                                 22-3382016
      ------------------------------                  -------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)


     100 VILLAGE COURT, HAZLET, NEW JERSEY                   07730
     ---------------------------------------              ----------
     (Address of principal executive offices)             (Zip Code)


                                 (908) 888-1055
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ----      ----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No
   ----      ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500 shares common stock, no par value as of March 31, 1997

         Transitional Small Business Disclosure Format  (check one):

Yes        No  X
   ----      ----
================================================================================



                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
                                FORM 10-QSB INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................................

MATZEL & MUMFORD MORTGAGE FUNDING, INC.

          Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996
            Statements of Operations and Retained Earnings for the Three Months
            ended March 31, 1997 (unaudited) ...............................................
          Statement of Cash Flows for the Three Months Ended March 31, 1997
            (unaudited) ....................................................................
          Notes to Financial Statements (unaudited) ........................................

 SECTION 13 OF THE HILLS, L.L.C.

          Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996
            Statements of Operations and Partners' Capital for the Three Months
            Ended March 31, 1997 (unaudited) ...............................................
          Statement of Cash Flows for the Three Months Ended March 31, 1997
            (unaudited) ....................................................................
          Notes to Financial Statements (unaudited) ........................................

MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

          Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996
            Statements of Operations and Members' Capital for the Three Months
            Ended March 31, 1997 (unaudited)................................................
          Statement of Cash Flows for the Three Months Ended March 31, 1997
            (unaudited) ....................................................................
          Notes to Financial Statements (unaudited) ........................................

MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

          Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996
            Statement of Cash Flows for the Three Months Ended March 31, 1997
            (unaudited) ....................................................................
          Notes to Financial Statements (unaudited) ........................................

MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

          Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996
            Statement of Cash Flows for the Three Months Ended March 31, 1997
            (unaudited) ....................................................................
          Notes to Financial Statements (unaudited) ........................................

Item 2.  Management's Plan of Operation ..................................

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................

Item 2.  Changes in Securities ...........................................

Item 3.  Defaults Upon Senior Securities .................................

Item 4.  Submission of Matters to a Vote of Security Holders..............

Item 5.  Other Information ....... .......................................

Item 6.  Exhibits and Reports on Form 8-K ................................

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1997

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Balance Sheets  .......................................................     1

Statement of Operations and Retained Earnings .........................    2-3

Statement of Cash Flows ...............................................     4

Notes to the Financial Statements .....................................    5-6

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                                 BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                     3/31/97       12/31/96
                                                   -----------    -----------
                                                   (unaudited)     (audited)
ASSETS
Cash ...........................................   $   124,701     $  210,207
Due from affiliates ............................         5,695
Prepaid income taxes ...........................            75
Mortgages receivable ...........................     3,898,826      3,800,000
Deferred costs, net ............................       217,942        228,573
                                                   -----------     ----------
TOTAL ASSETS ...................................   $4,247,239      $4,238,780
                                                   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable ...............................                   $      100
Notes Payable ..................................    $3,750,000      3,750,000
                                                   -----------     ----------
TOTAL LIABILITIES ..............................     3,750,000      3,750,100
                                                   -----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 5,000
     shares authorized 500 shares issued
     and outstanding ...........................        10,000         10,000
   Additional paid-in capital ..................       490,000        490,000
   Retained earnings ...........................        (2,760)       (11,320)
                                                    ----------     ----------
TOTAL STOCKHOLDERS' EQUITY .....................       497,239        488,680
                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....    $4,247,239     $4,238,780
                                                    ==========     ==========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)


Revenue ...........................................     $ 156,807

Interest expense ..................................       137,616
                                                        ---------
Income (loss) before amortization and taxes .......        19,191

Amortization ......................................        10,631
                                                        ---------
Net Income ........................................         8,560

Retained Earnings, beginning of period ............     $ (11,320)

Retained Earnings, end of period ..................     $  (2,760)
                                                        =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                   (UNAUDITED)

Revenue ...........................................     $ 156,807

Interest expense ..................................       137,616
                                                        ---------
Income (loss) before amortization and taxes .......        19,191

Amortization ......................................        10,631
                                                        ---------
Net Income ........................................         8,560

Retained Earnings, beginning of period ............     $ (11,320)

Retained Earnings, end of period ..................     $  (2,760)
                                                        =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                             STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................    $  8,560
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Amortization ..................................      10,631
      Increase in mortgages receivable ..............     (98,827)
      Increase in prepaid income taxes ..............         (75)
      Decrease in accounts payable ..................        (100)
                                                         --------
NET CASH USED IN OPERATING ACTIVITIES ...............     (79,811)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds to affiliate .............................      (5,695)
                                                         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........      (5,695)

DECREASE IN CASH ....................................     (85,506)

CASH, Beginning of period ...........................     210,207
                                                         --------
CASH, End of period .................................    $124,701
                                                         ========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

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

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE 2 -- MORTGAGES RECEIVABLE

     Mortgages receivable represent loans made to affiliated entities bearing interest at a rate of 16%. The loans have maturity dates ranging from twelve to twenty four months.

                         SECTION 13 OF THE HILLS, L.L.C.

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1997

                         SECTION 13 OF THE HILLS, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          -----
Balance Sheets ..................................................           1

Statement of Operations and Partner's Capital....................           2

Statement of Cash Flows..........................................           3

Notes to the Financial Statements ...............................         4-8

                         SECTION 13 OF THE HILLS, L.L.C.

                                 BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                        03/31/97      12/31/96
                                                        --------      --------
                                                       (unaudited)    (audited)

                                     ASSETS

Cash ...............................................   $   50,807    $   27,124
Cash - restricted ..................................       74,494        63,029
Due from affiliates ................................      100,000         --
Inventories ........................................    5,579,764     6,560,237
                                                       ----------    ----------
TOTAL ASSETS .......................................   $5,805,065    $6,650,390
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and mortgages payable ........................   $4,522,092    $4,202,697
Accounts payable ...................................      824,315     1,850,996
Customer deposits ..................................      220,877       334,085
Due to affiliate ...................................      407,100       400,000
                                                       ----------    ----------
TOTAL LIABILITIES ..................................    5,974,384     6,787,778
                                                       -----------   ----------
PARTNERS' CAPITAL ..................................     (169,319)     (137,388)
                                                       ----------    ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ............   $5,805,065    $6,650,390
                                                       ==========    ==========

                         SECTION 13 OF THE HILLS, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                                    3/31/97         3/31/96
                                                    -------         -------
Sales ......................................      $3,043,920      $4,737,327
Cost of sales ..............................       2,946,570       4,357,059
                                                  ----------      ----------
Gross profit ...............................          97,350         380,268
Selling, general and administrative expenses         100,000         171,557
                                                  ----------      ----------
Income from operations .....................          (2,650)        208,711
Interest income ............................           2,719             917
                                                  ----------      ----------
Net income .................................              69         209,628
Member's capital, Beginning of period ......        (137,388)        247,363
Capital distributions ......................         (32,000)        (62,000)
                                                  ----------      ----------
Member's capital, End of Period ............      $ (169,319)     $  394,991
                                                  ==========      ==========

                         SECTION 13 OF THE HILLS, L.L.C.

                            STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...............................            69
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Increase in inventories .....................   $   980,473
      Increase in restricted cash .................       (11,464)
      Increase (decrease) in customer deposits ....      (113,208)
      Increase (decrease) in accounts payable .....    (1,026,681)
                                                      -----------
NET CASH USED IN OPERATING ACTIVITIES .............      (170,811)
                                                      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from mortgage payable ..............       319,394
      Proceeds from affiliate .....................         7,100
      Proceed to affiliate ........................      (100,000)
      Distributions to members ....................       (32,000)
                                                      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........       194,494
                                                      -----------
INCREASE IN CASH ..................................        23,683
CASH, Beginning of period .........................        27,124
                                                      -----------
CASH, End of period ...............................   $    50,807
                                                      ===========

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     NATURE OF BUSINESS AND ORGANIZATION

     Section 13 of the Hills, L.L.C. ("Section 13") is a New Jersey limited liability company formed for the purpose of purchasing land in Bernards Township, New Jersey and developing and constructing 60 single-family homes on that land.

     The members of the L.L.C. are Matzel & Mumford at Basking Ridge, L.L.C. ("M&M at Basking Ridge") and KMG Associates, L.L.C. ("KMG"). Profits are allocated first to M&M at Basking Ridge $20,000 per house closing as a preference distribution with remaining amounts allocated equally to each member.

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

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 -- INVENTORIES

Inventories relating to the development of single-family homes consist of the following at March 31, 1997:

           Land .....................................  $2,743,069
           Approval costs ...........................     697,741
           Land improvements and
             construction costs .....................     862,943
           Project overhead .........................     658,121
           Financing costs ..........................     280,600
           Sales and marketing ......................     337,290
                                                       ----------
                                                       $5,579,764
                                                       ==========

     All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31, 1997 are $725,177.

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 3 -- MORTGAGES PAYABLE

                                                       03/31/97      12/31/96
                                                       --------      --------
     Land and construction loan Phase I (a) .......  $  259,152     $  259,152
     Land and construction loan Phase II (b) ......   3,091,940      2,527,545
     2nd mortgage (c) .............................        --           75,000
     3rd mortgage (d) .............................     867,000      1,037,000
     Note payable (e(i)) ..........................     204,000        204,000
     Note payable (e(ii)) .........................     100,000        100,000
                                                     ----------     ----------
                                                     $4,522,092     $4,202,697
                                                     ==========     ==========

     (a) The Company has a commitment from a bank for land acquisition and construction not to exceed $6,100,000 as follows:

          o Note 1 in the maximum amount of $2,600,000 is to fund land acquisition, improvements and construction of one model. The note is payable interest only at the prime rate plus 1 1/2%. Interest is payable monthly and principal is payable with each closing at 120% of the amounts advanced. The note matures on August 21, 1997.

          o Note 2 in the maximum amount of $3,500,000 is for construction of dwelling units. The note is payable interest only at the prime rate plus 1 1/2%. Interest is payable monthly and principal is payable with each closing in an amount equal to all related funds advanced for construction.

          The loan is collateralized by a first mortgage on the land and improvements of Phase I (24 lots) of the project and is guaranteed by the managing members of Matzel & Mumford at Basking Ridge and KMG.

     The Company has a $2,100,000 mortgage payable to Matzel & Mumford Mortgage Funding, Inc., which bears interest at 16%. Interest payments are payable quarterly until February 7, 1998 when the outstanding principal is due. The note is collateralized by a first mortgage on the property.

     (b) The Company has a commitment from a bank for land acquisition and construction not to exceed $6,880,000 as follows:

          o Note 1 in the maximum amount of $3,380,000 is to fund land acquisition, improvements and construction of one model. The note is

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

               payable interest only at the prime rate plus 1 1/2%. Interest is payable monthly and principal is payable with each closing at 120% of the amounts advanced. The note matures on September 26, 1997.

               Note 2 in the maximum amount of $3,500,000 is for construction of dwelling units. The note is payable interest only at the prime rate plus 1 1/2%. Interest is payable monthly and principal is payable with each closing in an amount equal to all related funds advanced for construction.

               The loan is collateralized by a first mortgage on the land and improvements of Phase II (36 lots) of the project and is guaranteed by the managing members of Matzel & Mumford at Basking Ridge and KMG.

     (c) The Company has a loan from a bank in the maximum amount of $300,000. The loan is payable interest only at the prime rate plus 1 1/2%, monthly through September 26, 1997. During the first quarter of 1997 the loan was repaid in full.

          The Company has a subordinated third mortgage to the seller in the original amount of $1,836,000. The loan is non-interest bearing and principal is payable $51,000 per closing in Phase II. The loan is collateralized by a third mortgage on Phase II.

          The Company has notes payable to the seller as follows:

          Note 1 in the original amount of $1,224,000 is non-interest bearing and is payable $51,000 per closing in Phase I. Note 2 in the original amount of $750,000 bears interest at 15% annually. Principal is payable at a minimum of $30,000 per month, however, after the sale of the first unit, this amount maybe satisfied by payments in connection with Note 1 as provided in the loan amount. The note is currently due on demand.

          Notes 1 and 2 are guaranteed by the members of Matzel & Mumford at Basking Ridge.

NOTE 4 -- RELATED PARTY TRANSACTIONS

     The Company has an agreement with MMO whereby MMO provides

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

     construction management services at a fee of 4% of the gross selling price of each house up to $20,000 per house. MMO is entitled to receive monthly draws of $25,000 per month.

     Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable for performance bonds totaling $342,000 at March 31, 1997.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1997

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Balance Sheets ......................................................      1

Statement of Cash Flows..............................................      2

Notes to the Financial Statements ...................................    3-6

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                 BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                  03/31/97          12/31/96
                                                 ----------        ----------
                                                 (unaudited)        (audited)

                                     ASSETS

Cash .........................................    $   39,443       $      457
Due from affiliate ...........................           118             --
Inventories ..................................     5,005,391        4,404,951
                                                  ----------       ----------
TOTAL ASSETS .................................    $5,044,952       $4,405,408
                                                  ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable - M&M Mortgage Funding ......   $1,800,000        $2,800,000
Mortgage payable - bank ......................    1,466,525
Mortgage payable - second ....................      945,125           945,125
Accounts payable .............................      145,341            18,063
Due to affiliate .............................      687,961           542,220
                                                 ----------        ----------

TOTAL LIABILITIES ............................    5,044,952         4,405,408
                                                 ----------        ----------

PARTNERS' CAPITAL ............................
                                                 ----------        ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ......   $5,044,952        $4,405,408
                                                 ==========        ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                            STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Increase in inventories ......................................  $(600,440)
      Increase in due to affiliate .................................       (118)
      Increase (decrease) in accounts payable ......................    127,278
                                                                      ---------
NET CASH USED IN OPERATING ACTIVITIES ..............................   (473,280)
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from mortgage payable ...............................    466,525
      Proceeds from affiliate ......................................     45,741
                                                                      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................    512,266
                                                                      ---------
INCREASE IN CASH ...................................................     38,986
CASH, Beginning of period ..........................................        437
                                                                      ---------
CASH, End of period ................................................  $  39,443
                                                                      =========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     NATURE OF BUSINESS AND ORGANIZATION

     Matzel & Mumford at South Brunswick, L.L.C. ("M & M at "South Brunswick") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of South Brunswick, New Jersey and developing and constructing 91 single-family homes on that land. Through March 31, 1997, there has been no operating activities.

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

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 -- INVENTORIES

     Inventories relating to the development of single-family homes consist of the following at March 31, 1997:

      Land .....................................  $3,474,873
      Approval costs ...........................     354,896
      Land improvements and
        construction costs .....................     249,980
      Project overhead .........................     326,471
      Financing costs ..........................     594,999
      Sales and marketing ......................       4,172
                                                  ----------
                                                  $5,005,391
                                                  ==========

     All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31, 1997 are $850,000.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 3 -- MORTGAGE PAYABLE

          The Company has a mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at South Brunswick, which bears interest at 16%. Interest payments are payable quarterly until July 31, 1997 when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property.

          The Company has a commitment from a bank for land acquisition and construction not to exceed $6,400,000 as follows:

          Note A in the maximum amount of $3,400,000 is to fund land acquisition and improvements. The note has a term of 18 months and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $102,000.

          Note B in the amount of $500,000 is fund the construction of two model homes. The note has a term of 18 months and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with the closing of each model home.

          Note C in the amount of $2,500,000 is fund the construction of sold homes. The note has a term of 18 months and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with the closing of each home.

          The Company has a mortgage payable to the seller in the amount of $945,125, bearing interest at 9%. Interest is payable monthly beginning December 1, 1996, with principal due August 1, 1997.

NOTE 4 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $255,000 in management fees which have been capitalized in inventories at March 31, 1997.

          Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1997

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----
Balance Sheets .............................................         1

Statement of Operations and Partner's Capital ..............         2

Statement of Cash Flows ....................................         3

Notes to the Financial Statements ..........................       4 - 6

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                                 BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                      03/31/97       12/31/96
                                                     -----------     ---------
                                                     (unaudited)     (audited)
ASSETS

Cash ............................................    $   17,621     $   35,171
Cash - restricted ...............................        10,000         10,000
Notes receivable ................................        56,700           --
Inventories .....................................     4,038,656      2,603,466
                                                     ----------     ----------
TOTAL ASSETS ....................................    $4,122,977     $2,648,637
                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable ...............................    $2,418,177     $1,620,848
Accounts payable ................................       392,292        484,680
Customer deposits ...............................       218,584        103,522
Due to affiliate ................................     1,111,236        439,587
                                                     ----------     ----------
TOTAL LIABILITIES ...............................     4,140,289      2,648,637
                                                     ----------     ----------
PARTNERS' CAPITAL ...............................       (17,312)          --
                                                     ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL .........    $4,122,977     $2,648,637
                                                     ==========     ==========

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997


Sales ................................................     $592,200

Cost of sales ........................................      578,410
                                                           --------
Gross profit .........................................       13,790

Selling, general and administrative expenses .........       23,688
                                                           --------
Income from operations ...............................       (9,898)

Interest income ......................................          586
                                                           --------
Net income ...........................................       (9,312)

Member's capital, Beginning of period ................         --

Capital distributions ................................       (8,000)
                                                           --------
    Member's capital, End of Period ..................     $(17,312)
                                                           ========

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                            STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .........................................    $   (9,312)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Increase in inventories ...............................    (1,435,190)
      Increase in notes receivable ..........................       (56,700)
      Increase (decrease in customer deposits ...............       115,062
      Increase (decrease) in accounts payable ...............       (92,388)
                                                                 ----------
NET CASH USED IN OPERATING ACTIVITIES .......................    (1,478,528)
                                                                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage payable ............................       797,329
  Proceeds from affiliate ...................................       671,649
  Distributions to members ..................................        (8,000)
                                                                 ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................     1,460,978
                                                                 ----------
DECREASE IN CASH ............................................       (17,550)

CASH, Beginning of period ...................................        35,171
                                                                 ----------
CASH, End of period .........................................    $   17,621
                                                                 ==========

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at West Windsor, L.L.C. ("M & M at "West Windsor") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of West Windsor, New Jersey and developing and constructing 38 single-family homes on that land. M&M has closed title to 23 lots and has an option to purchase the remaining 15 lots till September 25, 1997.

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

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at March 31, 1997:

                  Land ...............................  $2,253,604
                  Approval costs .....................      79,353
                  Land improvements and
                    construction costs ...............     466,061
                  Project overhead ...................     603,503
                  Financing costs ....................     298,845
                  Sales and marketing ................     337,290
                                                        ----------
                                                        $4,038,656
                                                        ==========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31, 1997 are $725,177.

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 3 -- MORTGAGES PAYABLE

                                                    03/31/97          12/31/96
                                                   ----------        ----------
          Land and construction mortgages (a) ...  $2,138,177       $1,235,848
          2nd mortgage (b) ......................     280,000          385,000
                                                   ----------       ----------
                                                   $2,418,177       $1,235,848
                                                   ==========       ==========

          (a) The company has a loan from a bank for land acquisition and construction not to exceed $3,800,000. Interest is payable monthly at 1 1/2% over prime. Principal is payable with each closing at the rate of 120% of the amount advanced for land acquisition and 100% of construction advances. The loan matures on October 25, 1997 after which the principal is due on demand. The loan is collateralized by a first mortgage on the land and improvements on the project and is guaranteed by the managing members and The Matzel & Mumford.

               The Company has a loan from Matzel & Mumford Mortgage Funding, Inc. for the construction of two spec homes not to exceed $850,000. Interest is payable quarterly at 16%. The loan matures on February 4, 1998 after which time the principal is due on demand. The loan is collateralized by a first mortgage on the land and improvements of the project.

          (b) The Company has a mortgage in the amount of $805,000. Interest is payable monthly at 14%, plus an additional 1% of the sales price of each unit. Principal is payable $35,000 per unit with any unpaid balance due on May 1, 1998. The note is collateralized by a third mortgage and the guarantee of M&M at West Windsor and MMO.

NOTE 4 -- RELATED PARTY TRANSACTIONS

               The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $450,000 in management fees which have been capitalized in inventories at March 31, 1997.

               Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1997

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Balance Sheets ............................... ........................     1

Statement of Cash Flows................................................     2

Notes to the Financial Statements .....................................   3 - 6

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                                 BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                         03/31/97     12/31/96
                                                       -----------   ---------
                                                       (unaudited)   (audited)
                           ASSETS

Cash ...............................................   $   49,779   $   19,911
Cash -- restricted .................................      161,474      161,474
Notes receivable ...................................       79,200       79,200
Inventories ........................................    7,030,642    5,692,181
                                                       ----------   ----------

TOTAL ASSETS .......................................   $7,321,095   $5,952,766
                                                       ==========   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable ..................................   $5,305,604   $4,456,498
Accounts payable ...................................      656,296      633,673
Customer deposits ..................................       46,600         --
Due to affiliate ...................................    1,279,451      829,451
                                                       ----------   ----------
TOTAL LIABILITIES ..................................    7,287,951    5,919,622
                                                       ----------   ----------
PARTNERS' CAPITAL ..................................       33,144       33,144
                                                       ----------   ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ............   $7,321,095   $5,952,766
                                                       ==========   ==========

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                            STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Increase in inventories ...............................  $(1,338,461)
      Increase in customer deposits .........................       46,600
      Increase (decrease) in accounts payable ...............       22,623
                                                               -----------
NET CASH USED IN OPERATING ACTIVITIES .......................   (1,269,238)
                                                               ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage payable ............................      849,106
  Proceeds from affiliate ...................................      450,000
                                                               -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................    1,299,106
                                                               -----------
INCREASE IN CASH ............................................       29,868

CASH, Beginning of period ...................................       19,911
                                                               -----------
CASH, End of period .........................................  $    49,779
                                                               ===========

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at White Oak Estates, L.L.C. ("M & M at "White Oak") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Branchburg, New Jersey and developing and constructing 58 single-family homes on that land.

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

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at March 31, 1997:

                 Land ..............................   $2,927,788
                 Approval costs ....................      512,506
                 Land improvements and
                   construction costs ..............    1,839,244
                 Project overhead ..................      632,967
                 Financing costs ...................      870,846
                 Sales and marketing ...............      247,291
                                                       ----------
                                                       $7,030,642
                                                       ==========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31, 1997 are $1,291,894.

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 3 -- MORTGAGES PAYABLE

                                                     03/31/97       12/31/96
                                                    ----------     ----------
          Land and construction mortgages (a) ....  $1,638,840     $1,500,000
          2nd mortgage (b) .......................    ,153,764      1,443,498
          3rd mortgage (c) .......................   1,313,000      1,313,000
          Note payable (d) .......................     200,000        200,000
                                                    ----------     ----------
                                                    $5,305,604     $4,456,498
                                                    ==========     ==========

          The company has a loan from a bank for land acquisition not to exceed $1,500,000. Interest is payable monthly at 1 1/2% over prime. The loan matures on September 27, 1997 after which the principal is due on demand. The loan is collateralized by a first mortgage on the land and improvements on the project and is guaranteed by the managing members.

          TheCompany has a loan from Matzel & Mumford Mortgage Funding, Inc. for the construction of two spec homes not to exceed $550,000. Interest is payable quarterly at 16%. The loan matures on March 27, 1998 after which time the principal is due on demand. The loan is collateralized by a first mortgage on the land and improvements of the project.

          The Company has a commitment from a bank for land acquisition and construction not to exceed $4,520,000. Interest is payable monthly at 1 1/2% over prime. Principal is payable with each closing at the rate of 120% of the amount advanced for land acquisition and 100% of construction advances. The loan matures on March 31, 1998, with the availability of a six month extension at the option of the lender after which time the balance will be due upon demand. The loan is collateralized by a second mortgage on the land and improvements of the project and is guaranteed by the managing members of M&M at White Oak and MMO.

     (c) The Company has a mortgage in the amount of $1,313,000. Interest is payable monthly at 15%, plus an additional 1% of the sales price of each unit closed before September 20, 1997 and 1 1/2% thereafter. Principal is payable $10,000 per unit for the 5th through 7th lots closed, $31,000 for the 8th through 23rd lots, $35,000 for the 24th through 50th lots and $31,000 for the 51st lot closed. The note is collateralized by a third mortgage and the guarantee of M&M at White Oak.

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


     (d) The Company has a note payable in the amount of $200,000 bearing interest at 25%. Interest is payable semi-annually and principal is payable upon demand with 90 days notice. The note is guaranteed by the managing members of M&M at White Oak.

NOTE 4 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 3.5% of the gross selling price of each house. MMO is entitled to receive monthly draws of $25,000 per month. Since inception, the Company has incurred $450,000 in management fees of which $421,048 have been capitalized in inventories at March 31, 1997.

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

     During the first quarter of 1997, the Funding Company made four mortgage loans to four different project entities. One first mortgage loan was made to Matzel & Mumford at West Windsor, L.L.C. ("West Windsor"), and another was made to Section 13 of the Hills, L.L.C. ("Section 13"). These loans and the borrowers were discussed in the Funding Company's Current Report on Form 8-K dated February 14, 1997. In addition, the Funding Company made a first mortgage loan to Matzel & Mumford at White Oak Estates, L.L.C. ("White Oak"), which was discussed in the Funding Company's Current Report on Form 8-K dated April 11, 1997. Further, the Funding Company made a first mortgage loan to Matzel & Mumford at Piscataway, L.L.C. ("Piscataway") for construction of three spec houses, which was discussed in the Funding Company's Annual Report on Form 10-KSB dated March 28, 1997.

     As of March 31, 1997, the Funding Company had an aggregate of $3,898,826 of loans outstanding, allocated as follows: to Section 13 (an aggregate of $1,362,008 secured by first mortgages), to Piscataway (an aggregate of $262,977 secured by first mortgages), to Matzel & Mumford at South Brunswick, L.L.C. ("South Brunswick"), (an aggregate of $1,800,000 of which $1,100,000 is secured by a first mortgage and $700,000 secured by a second mortgage), to White Oak (an aggregate of $262,977 secured by a first mortgage), and to West Windsor (an aggregate of $191,738 secured by a first mortgage). The financial statements of each of these entities are included with this Quarterly Report. The Funding Company also had $101,174 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

     During the first quarter of 1997, Matzel & Mumford at Freehold, L.L.C. ("Freehold") repaid its previously outstanding loan from the Funding Company in full. In addition, South Brunswick repaid $1,100,000 in principal on its loan and also borrowed an additional $100,000 during the quarter from the Funding Company, resulting in a principal balance of $1,800,000 outstanding as of March 31, 1997.

     Subsequent to March 31, 1997, the Funding Company made three additional loans to project entities. Further, the Funding Company intends to make additional loans to Section 13 and West Windsor. See Item 5, "Other Information" for a description of these loans.

     Because the Funding Company is not an operating company, it has minimal cash needs. The Funding Company expects that its cash requirements will be satisfied by the administrative fee that various borrowers will pay to the Funding Company and by the amount of interest on the various loans (which will be at least 16%) that remains after paying the interest on the Notes and a loan servicing fee to its affiliate, Matzel & Mumford Organization. Inc.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Not applicable

ITEM 2. CHANGES IN SECURITIES.

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

ITEM 5. OTHER INFORMATION.

     Subsequent to March 31, 1997, the Funding Company has made a first mortgage loan to Freehold in the amount of $550,000 to construct two spec homes. The Funding Company also made subsequent to March 31, 1997 additional first mortgage loans to White Oak and Section 13 in the amounts of $800,000 and $400,000, respectively. The loan to White Oak was for construction of three spec homes, and the loan to Section 13 was for the construction of one spec home. The Funding Company also anticipates making additional loans in the second quarter of 1997 to West Windsor in the amount of $1,100,000 for the construction of three spec homes and to Section 13 in the amount of $400,000 for the construction of one spec home, respectively.

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

27      Financial Data Schedules.

        (B) REPORTS ON FORM 8-K

     During the first quarter of 1997, the Funding Company filed Current Reports on Form 8-K on January 15, 1997, and February 14, 1997, each concerning Loans from the Funding Company to M&M Project Entities.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



                                    MATZEL & MUMFORD MORTGAGE FUNDING, INC.


Date:  May 13, 1997                 By:  /s/ ROGER MUMFORD
                                         --------------------------------------
                                         Roger Mumford, President
                                         (Principal Executive Officer)


                                    By: /s/ RICHARD G. ANDERSON
                                        ---------------------------------------
                                        Richard G. Anderson, Chief Financial
                                        Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 13, 1997                 By:  /s/ ROGER MUMFORD
                                         --------------------------------------
                                         Roger Mumford, Director


                                    By:  /s/ BRUCE MATZEL
                                         ---------------------------------------
                                         Bruce Matzel, Director