Form 10QSB
period 1997-06-30
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1997-08-19
CIK 1002525

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

  [_]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

               FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         Commission file number: 33-98178


                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                NEW JERSEY                                 22-33-82016
      ------------------------------                  -------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


     100 VILLAGE COURT, HAZLET, NEW JERSEY                   07730
     ---------------------------------------              ----------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500 shares common stock, no par value as of June 30, 1997

         Transitional Small Business Disclosure Format (check one):

Yes        No  X
   ----      ----
================================================================================

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
                                FORM 10-QSB INDEX

                                                                           PAGE
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................    1

MATZEL & MUMFORD MORTGAGE FUNDING, INC.

   Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996 Statements of Operations and Retained Earnings for the Six and Three
     Months ended June 30, 1997 (unaudited).............................
   Statement of Cash Flows for the Six Months Ended
     June 30, 1997 (unaudited) .........................................
   Notes to Financial Statements (unaudited) ...........................

 SECTION 13 OF THE HILLS, L.L.C.

   Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996
     Statements of Operations and Partners' Capital for the Six and Three
     Months ended June 30, 1997 (unaudited) ............................
   Statement of Cash Flows for the Six Months Ended June 30,
     1997 (unaudited) ..................................................
   Notes to Financial Statements (unaudited) ...........................

MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996
    Statement of Cash Flows for the Six Months Ended June 30,
    1997 (unaudited) ...................................................
  Notes to Financial Statements (unaudited) ............................

MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996
    Statements of Operations and Partners' Capital for the Six and Three
    Months ended June 30, 1997 (unaudited) .............................
  Statement of Cash Flows for the Six Months Ended June 30,
    1997 (unaudited) ...................................................
  Notes to Financial Statements (unaudited) ............................

MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

 Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996
  Statements of Operations and Partners' Capital for the Six and Three
  Months ended June 30, 1997 (unaudited) ...............................
 Statement of Cash Flows for the Six Months Ended June 30,
   1997(unaudited) .....................................................
 Notes to Financial Statements (unaudited) .............................

MATZEL & MUMFORD AT FREEHOLD, L.L.C.

 Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996
   Statement of Cash Flows for the Six Months Ended June 30,
   1997 (unaudited) ....................................................
 Notes to Financial Statements (unaudited) .............................

Item 2.  Management's Plan of Operation ................................

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................

Item 2.  Changes in Securities .........................................

Item 3.  Defaults Upon Senior Securities ...............................

Item 4.  Submission of Matters to a Vote of Security Holders............

Item 5.  Other Information ....... .....................................

Item 6.  Exhibits and Reports on Form 8-K ..............................

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                              FINANCIAL STATEMENT

                      FOR THE QUARTER ENDED JUNE 30, 1997

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Balance Sheets ........................................................     1

Statement of Operations and Retained Earnings .........................   2 - 3

Statement of Cash Flows ...............................................     4

Notes to the Financial Statements .....................................   5 - 6



                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                                 BALANCE SHEETS

                   AS OF JUNE 30,1997 AND DECEMBER 31, 1996


                                                            6/30/97       12/31/96
                                                          ----------     ---------
                                                          (unaudited)    (audited)

                                     ASSETS
Cash                                                      $   98,317     $  210,207
Prepaid income taxes                                              75
Mortgages receivable                                       3,925,570      3,800,000
Deferred costs, net                                          207,311        228,573
                                                          ----------     ----------
TOTAL ASSETS                                              $4,231,273     $4,238,780
                                                          ==========     ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts Payable                                          $      145     $      100
Notes Payable                                              3,750,000      3,750,000
                                                          ----------     ----------
TOTAL LIABILITIES                                          3,750,145      3,750,100
                                                          ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Common stock, no par value, 5,000 shares authorized
    500 shares issued and outstanding                         10,000         10,000
  Additional paid-in capital                                 490,000        490,000
  Retained earnings                                          (18,872)       (11,320)
                                                          ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                   481,128        488,680
                                                          ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $4,231,273     $4,238,780
                                                          ==========     ==========


                  MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)

Revenue                                                               $318,271

Interest expense                                                       288,550
                                                                      --------
Income (loss) before G & A and amortization                             29,721

General & administrative expenses                                       16,010

Amortization                                                            21,262
                                                                      --------
Net Income                                                              (7,551)

Retained Earnings, beginning of period                                $(11,321)

Retained Earnings, end of period                                      $(18,872)
                                                                      ========
                                       -2-

                   MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                   (UNAUDITED)

Revenue                                                                $161,464

Interest expense                                                        150,935
                                                                       --------
Income (loss) before G & A and amortization                              10,529

General and administrative                                               16,010

Amortization                                                             10,631
                                                                       --------
Net Income                                                             $(16,112)

Retained Earnings, beginning of period                                 $ (2,760)

Retained Earnings, end of period                                       $(18,872)
                                                                       ========
                                     -3-

                   MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                             STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  (7,551)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization                                                      21,262
       Increase in mortgages receivable                                (125,571)
       Increase in prepaid income taxes                                     (75)
       Increase in accounts payable                                          45
                                                                      ---------
NET CASH USED IN OPERATING ACTIVITIES                                  (111,890)

DECREASE IN CASH                                                       (111,890)

CASH, Beginning of period                                               210,207
                                                                      ---------
CASH, End of period                                                   $  98,317
                                                                      =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997

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

                         SECTION 13 OF THE HILLS, L.L.C.

                              FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 1997

                         SECTION 13 OF THE HILLS, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          -----
Balance Sheets .....................................................        1

Statement of Operations and Partner's Capital.......................       2 - 3

Statement of Cash Flows............................................         4

Notes to the Financial Statements .................................        5 - 9



                         SECTION 13 OF THE HILLS, L.L.C.

                                 BALANCE SHEETS

                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                06/30/97      12/31/96
                                                               ----------    ---------
                                                               (unaudited)   (audited)

                                     ASSETS
Cash                                                          $  354,136    $   27,124
Performance bonds                                                 77,494        63,029
Due from affiliates                                              106,756
Inventories                                                    4,460,659     6,560,237
                                                              ----------    ----------
TOTAL ASSETS                                                  $4,999,045    $6,650,390
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and mortgages payable                                   $3,589,917    $4,202,697
Accounts payable                                                 847,880     1,850,996
Customer deposits                                                357,084       334,085
Due to affiliate                                                 150,200       400,000
                                                              ----------    ----------
TOTAL LIABILITIES                                              4,945,081     6,787,778
                                                              ----------    ----------
PARTNERS' CAPITAL                                                 53,964      (137,388)
                                                              ----------    ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $4,999,045    $6,650,390
                                                              ==========    ==========

                         SECTION 13 OF THE HILLS, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                                  6/30/97        6/30/96
                                                  -------        -------
Sales                                           $6,297,572     $4,737,327

Cost of sales                                    6,255,971      4,357,059
                                                ----------     ----------
Gross profit                                        41,601        380,268

Selling, general and administrative expenses       219,434        171,557
                                                ----------     ----------
Income from operations                            (177,833)       208,711

Interest income                                      1,185            917
                                                ----------     ----------
Net income                                        (176,648)       209,628

Member's capital, Beginning of period             (137,388)       247,363

Capital contributions                              376,000
Capital distributions                               (8,000)       (62,000)
                                                ----------     ----------
Member's capital, End of Period                 $   53,964     $  394,991
                                                ==========     ==========

                         SECTION 13 OF THE HILLS, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997


                                                       6/30/97         6/30/96
                                                       -------         -------
Sales                                                $3,253,652      $4,737,327

Cost of sales                                         3,310,935       4,357,059
                                                     ----------      ----------
Gross profit                                            (57,283)        380,268

Selling, general and administrative expenses            119,434         171,557
                                                     ----------      ----------
Income from operations                                 (176,717)        208,711

Interest income                                                             917
                                                     ----------      ----------
Net income                                             (176,717)        209,628

Member's capital, Beginning of period                  (169,319)        247,363

Capital contributions                                   376,000
Capital distributions                                    24,000         (62,000)
                                                     ----------      ----------
Member's capital, End of Period                      $   53,964      $  394,991
                                                     ==========      ==========

                         SECTION 13 OF THE HILLS, L.L.C.

                            STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   (176,648)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Decrease in inventories                                        2,099,578
       Increase in restricted cash                                      (14,465)
       Increase (decrease) in customer deposits                          22,999
       Increase (decrease) in accounts payable                       (1,003,116)
                                                                    -----------
NET CASH USED IN OPERATING ACTIVITIES                                   928,348
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                                 4,766,254
       Payments on construction and land mortgages                   (5,379,034)
       Proceeds from affiliate                                         (106,756)
       Proceed to affiliate                                            (249,800)
       Contributions from members                                       376,000
       Distributions to members                                          (8,000)
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              (601,336)
                                                                    -----------
INCREASE IN CASH                                                        327,012

CASH,  Beginning of period                                               27,124
                                                                    -----------
CASH,  End of period                                                $   354,136
                                                                    ===========

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

                                  JUNE 30, 1997

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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at June 30, 1997:

                  Land                                $2,026,391
                  Land improvements and
                    construction costs                 1,238,616
                  Project overhead                       634,235
                  Financing costs                        229,476
                  Sales and marketing                    331,941
                                                      ----------
                                                      $4,460,659
                                                      ==========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended June 30, 1997 are $725,177.

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE 3 -- MORTGAGES PAYABLE

                                                          6/30/97     12/31/96
                                                          -------     --------
            Land and construction loan Phase I (a)     $  514,967    $  259,152
            Land and construction loan Phase II (b)     2,583,950     2,527,545
            2nd mortgage (c)                                             75,000
            3rd mortgage  (d)                             287,000     1,037,000
            Note payable (e(i))                           204,000       204,000
            Note payable (e(ii))                                        100,000
                                                       ----------    ----------
                                                       $3,589,917    $4,202,697
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

     The Company has a $2,100,000 and $400,000 mortgage payable to Matzel & Mumford Mortgage Funding, Inc., which bears interest at 16%. Interest payments are payable quarterly until February 7, 1998 and April 16, 1998 respectively, when the outstanding principal is due. During the second quarter, the $2,100,000 note was repaid in full. The note is collateralized by a first mortgage on the property.

          (b) The Company has a commitment from a bank for land acquisition and construction not to exceed $6,880,000 as follows:

          o Note 1 in the maximum amount of $3,380,000 is to fund land acquisition, improvements and construction of one model. The note is

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

     (d) The Company has a subordinated third mortgage to the seller in the original amount of $1,836,000. The loan is non-interest bearing and principal is payable $51,000 per closing in Phase II. The loan is collateralized by a third mortgage on Phase II.

     (e)  The Company has notes payable to the seller as follows:

          (i) Note 1 in the original amount of $1,224,000 is non-interest bearing and is payable $51,000 per closing in Phase I.

          (ii) Note 2 in the original amount of $750,000 bears interest at 15% annually. Principal is payable at a minimum of $30,000 per month, however, after the sale of the first unit, this amount maybe satisfied by payments in connection with Note 1 as provided in the loan amount. The note is currently due on demand.

               Notes 1 and 2 are guaranteed by the members of Matzel & Mumford at Basking Ridge.

NOTE 4 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides

                         SECTION 13 OF THE HILLS, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

          The Company is contingently liable for performance bonds totaling $315,000 at June 30, 1997.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                              FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 1997

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

                 MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                 BALANCE SHEETS

                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                          06/30/97     12/31/96
                                                        ----------    ---------
                                                        (unaudited)   (audited)
                                     ASSETS
Cash                                                   $  115,402   $      457
Performance Bond                                          256,093
Inventories                                             5,992,920    4,404,951
                                                       ----------   ----------

TOTAL ASSETS                                           $6,364,415   $4,405,408
                                                       ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable- M&M Mortgage Funding                 $1,800,000   $2,800,000
Mortgage payable - bank                                 2,476,358
Mortgage payable - second                                 945,125      945,125
Accounts payable                                          109,271       18,063
Note Payable                                              300,000
Due to affiliate                                          733,661      642,220
                                                       ----------   ----------

TOTAL LIABILITIES                                       6,364,415    4,405,408
                                                       ----------   ----------
PARTNERS' CAPITAL
                                                       ----------   ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                $6,364,415   $4,405,408
                                                       ==========   ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                            STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in performance bonds                                (256,093)
       Increase in inventories                                    (1,587,969)
       Increase (decrease) in accounts payable                        91,208
                                                                ------------
NET CASH USED IN OPERATING ACTIVITIES                             (1,752,854)
                                                                ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                              2,776,358
       Payments on land mortgages                                 (1,000,000)
       Proceeds from affiliate                                        91,441
                                                                ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,867,799
                                                                 -----------
INCREASE IN CASH                                                     114,945

CASH, Beginning of period                                                457
                                                                 -----------
CASH, End of period                                              $   115,402
                                                                 ===========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at South Brunswick, L.L.C. ("M & M at "South Brunswick") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of South Brunswick, New Jersey and developing and constructing 91 single-family homes on that land. Through June 30, 1997, there has been no operating activities.

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

                                  JUNE 30, 1997

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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at June 30, 1997:

                  Land                            $3,475,944
                  Approval costs                     533,623
                  Land improvements and
                    construction costs               722,889
                  Project overhead                   478,971
                  Financing costs                    748,629
                  Sales and marketing                 32,864
                                                  ----------
                                                  $5,992,920
                                                  ==========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended June 30, 1997 are $850,000.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

          The Company has a note payable to an investor in the amount of $300,000, bearing interest at 15%. Interest is payable beginning December 16, 1997 and every three months thereafter. Principal is payable in the amount of $10,000 per closing starting with the eleventh house closing but no later than June 15, 1999.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1997



NOTE 4 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $35,000 per month. Since inception, the Company has incurred $360,000 in management fees which have been capitalized in inventories at June 30, 1997.

          Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                              FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 1997

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Balance Sheets .........................................................    1

Statement of Operations and Partner's Capital ..........................  2 - 3

Statement of Cash Flows.................................................    4

Notes to the Financial Statements ......................................  5 - 8

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                                 BALANCE SHEETS

                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                              06/30/97     12/31/96
                                                             (unaudited)   (audited)
                                                             ----------   ----------
                                     ASSETS

Cash                                                         $    2,849   $   35,171
Cash - restricted                                                10,000       10,000
Notes receivable                                                 56,700
Vehicle (net of accumulated depreciation)                         2,750
Inventories                                                   4,703,154    2,603,466
                                                             ----------   ----------
TOTAL ASSETS                                                 $4,775,453   $2,648,637
                                                             ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable                                            $3,708,804   $1,620,848
Accounts payable                                                554,806      484,680
Customer deposits                                               354,813      103,522
Due to affiliate                                                223,212      439,587
                                                             ----------   ----------
TOTAL LIABILITIES                                             4,821,635    2,648,637
                                                             ----------   ----------
PARTNERS' CAPITAL                                               (46,182)
                                                             ----------   ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $4,775,453   $2,648,637
                                                             ==========   ==========

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


Sales                                                               $ 1,227,649

Cost of sales                                                         1,224,735
                                                                    -----------
Gross profit                                                              2,914

Selling, general and administrative expenses                             34,084
                                                                    -----------
Income from operations                                                  (31,170)

Depreciation                                                                250

Interest income                                                           1,238
                                                                    -----------
Net income                                                              (30,182)
Member's capital, Beginning of period                                      --
Capital distributions                                                   (16,000)
                                                                    -----------
Member's capital, End of Period                                     $   (46,182)
                                                                    ===========

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                       FOR THE QUARTER ENDED JUNE 30, 1997




Sales                                                                 $ 635,447

Cost of sales                                                           646,325
                                                                      ---------
Gross profit                                                            (10,878)

Selling, general and administrative expenses                             10,396
                                                                      ---------
Income from operations                                                  (21,274)

Depreciation                                                                250

Interest income                                                             654
                                                                      ---------
Net income                                                              (20,870)

Member's capital, Beginning of period                                   (17,312)

Capital distributions                                                    (8,000)
                                                                      ---------
Member's capital, End of Period                                       $ (46,182)
                                                                      =========

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                            STATEMENTS OF CASH FLOWS

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    (30,182)
   Depreciation                                                             250
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories                                       (2,099,688)
       Increase in note receivable                                      (56,700)
       Increase (decrease) in customer deposits                         231,291
       Increase (decrease) in accounts payable                           70,126
                                                                    -----------
NET CASH USED IN OPERATING ACTIVITIES                                (1,884,903)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                                 2,981,618
       Payments of construction and land mortgages                     (893,662)
       Proceeds to affiliate                                           (216,375)
       Distributions to members                                         (16,000)
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,855,581
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Purchase of vehicle                                                3,000
                                                                    -----------
NET CASH USED BY INVESTING ACTIVITIES                                    (3,000)
                                                                    -----------
DECREASE IN CASH                                                        (32,322)
CASH, Beginning of period                                                35,171
                                                                    -----------
CASH, End of period                                                 $     2,849
                                                                    ===========

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997



NOTE 1  -   SUMMARY OF ACCOUNTING POLICIES

            NATURE OF BUSINESS AND ORGANIZATION

            Matzel & Mumford at West Windsor, L.L.C. ("M & M at West Windsor") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of West Windsor, New Jersey and developing and constructing 38 single-family homes on that land. M&M has closed title to 23 lots and has an option to purchase the remaining 15 lots till September 25, 1997.

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

                                  JUNE 30, 1997


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

NOTE 2  -   INVENTORIES

            Inventories relating to the development of single-family homes consist of the following at June 30, 1997:

                  Land                                  $2,148,454
                  Approval costs                           134,307
                  Land improvements and
                    construction costs                     917,377
                  Project overhead                         725,520
                  Financing costs                          399,706
                  Sales and marketing                      377,790
                                                        ----------
                                                        $4,703,154
                                                        ==========

            All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended June 30, 1997 are $905,622.

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE 3  -   MORTGAGES PAYABLE

                                                        06/30/97      12/31/96
                                                       ----------    ----------
            Land and construction mortgages (a)        $3,148,804    $1,235,848
            3rd  mortgage (b)                             560,000       385,000
                                                       ----------    ----------
                                                       $3,708,804    $1,235,848
                                                       ==========    ==========

        (a) The company has a loan from a bank for land acquisition and construction not to exceed $3,800,000. Interest is payable monthly at 1 1/2 % over prime. Principal is payable with each closing at the rate of 120% of the amount advanced for land acquisition and 100% of construction advances. The loan matures on October 25, 1997 after which the principal is due on demand. The loan is collateralized by a first mortgage on the land and improvements on the project and is guaranteed by the managing members and The Matzel & Mumford.

            The Company has two loans from Matzel & Mumford Mortgage Funding, Inc. for the construction of a total of five spec homes. The first loan is not to exceed $850,000 which matures February 4, 1998 and the second loan is not to exceed $1,100,000 which matures May 1, 1998. Interest is payable quarterly at 16%. The loan matures on February 4, 1998 after which time the principal is due on demand. The loan is collateralized by a first mortgage on the land and improvements of the project.

        (b) The Company has a mortgage in the amount of $805,000. Interest is payable monthly at 14%, plus an additional 1% of the sales price of each unit. Principal is payable $35,000 per unit with any unpaid balance due on May 1, 1998. The note is collateralized by a third mortgage and the guarantee of M&M at West Windsor and MMO.

NOTE 4  -   RELATED PARTY TRANSACTIONS

            The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $540,000 in management fees of which $505,916 have been capitalized in inventories at June 30, 1997.

                   MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997



NOTE 3  -   MORTGAGES PAYABLE (continued)

            Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                              FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 1997

                  MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Balance Sheets ........................................................     1

Statement of Operations................................................    2-3

Statement of Cash Flows................................................     4

Notes to the Financial Statements .....................................    5-8

                MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                                 BALANCE SHEETS

                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                               06/30/97       12/31/96
                                                             (unaudited)      (audited)
                                                             -----------    -----------
                                     ASSETS

Cash                                                         $    25,791    $    19,911
Cash - restricted                                                 95,587        161,474
Notes receivable                                                  79,200         79,200
Due from affiliate                                                50,000
Vehicle (net of accumulated depreciation)                          4,125
Inventories                                                    6,780,167      5,692,181
                                                             -----------    -----------
TOTAL ASSETS                                                 $ 7,034,870    $ 5,952,766
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable                                            $ 4,944,206    $ 4,456,498
Accounts payable                                               1,190,663        633,673
Customer deposits                                                237,874
Due to affiliate                                                 725,000        829,451
                                                             -----------    -----------
TOTAL LIABILITIES                                              7,097,743      5,919,622
                                                             -----------    -----------
PARTNERS' CAPITAL                                                (62,873)        33,144
                                                             -----------    -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $ 7,034,870    $ 5,952,766
                                                             ===========    ===========

                MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                            STATEMENTS OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


Revenue                                                              $2,505,697

Cost of Sales                                                         2,515,187
                                                                     ----------
Gross Profit                                                             (9,490)

Selling, General and administrative expenses                             87,696
                                                                     ----------
Loss from operations                                                    (97,186)

Interest Income                                                           1,544

Depreciation                                                                375
                                                                     ----------
Net Loss                                                                (96,017)

Members capital, beginning of period                                     33,144
                                                                     ----------
Members capital, end of period                                       ($  62,873)
                                                                     ==========

                MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                            STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


Revenue                                                             $ 2,505,697

Cost of Sales                                                         2,515,187
                                                                    -----------
Gross Profit                                                             (9,490)

Selling, General and administrative expenses                             87,696
                                                                    -----------
Loss from operations                                                    (97,186)

Interest Income                                                           1,544

Depreciation                                                                375
                                                                    -----------
Net Loss                                                                (96,017)

Members capital, beginning of period                                     33,144
                                                                    -----------
Members capital, end of period                                      ($   62,873)
                                                                    ===========

                MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                            STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    (96,017)
   Depreciation                                                             375
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories                                       (1,087,986)
       Decrease in performance bonds                                     65,887
       Increase in customer deposits                                    237,874
       Increase (decrease) in accounts payable                          556,990
                                                                    -----------
NET CASH USED IN OPERATING ACTIVITIES                                  (322,877)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                                 3,282,422
       Payments of construction and land mortgages                   (2,794,714)
       Proceeds to affiliate                                           (104,451)
       Proceeds from affiliate                                          (50,000)
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               333,257
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of vehicle                                                4,500
                                                                    -----------
NET CASH USED BY INVESTING ACTIVITIES                                    (4,500)
                                                                    -----------
INCREASE IN CASH                                                          5,880
CASH,  Beginning of period                                               19,911
                                                                    -----------
CASH,  End of period                                                $    25,791
                                                                    ===========

                MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE 1  -   SUMMARY OF ACCOUNTING POLICIES

            NATURE OF BUSINESS AND ORGANIZATION

            Matzel & Mumford at White Oak Estates, L.L.C. ("M & M at White
            Oak") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Branchburg, New Jersey and developing and constructing 58 single-family homes on that land.

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

                                  JUNE 30, 1997

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

NOTE 2  -   INVENTORIES

            Inventories relating to the development of single-family homes consist of the following at June 30, 1997:

                  Land                                  $2,550,367
                  Approval costs                           581,079
                  Land improvements and
                    construction costs                   1,983,669
                  Project overhead                         561,559
                  Financing costs                          899,246
                  Sales and marketing                      204,247
                                                        ----------
                                                        $6,780,167
                                                        ==========

            All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended June 30, 1997 are $1,307,598.

                MATZEL & MUMFORD AT WHITE OAK ESTATES, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


NOTE 3  -   MORTGAGES PAYABLE

                                                      06/30/97     12/31/96
                                                     ----------   ----------
            Land and construction mortgages (a)      $1,639,566   $1,500,000
            2nd mortgage (b)                          2,038,640    1,443,498
            3rd mortgage   c)                         1,066,000    1,313,000
            Note payable (d)                            200,000      200,000
                                                     ----------   ----------
                                                     $4,944,206   $4,456,498
                                                     ==========   ==========

        (a) The company has a loan from a bank for land acquisition not to exceed $1,500,000. Interest is payable monthly at 1 1/2% over prime. The loan matures on September 27, 1997 after which the principal is due on demand. The loan is collateralized by a first mortgage on the land and improvements on the project and is guaranteed by the managing members.

            The Company has two loans from Matzel & Mumford Mortgage Funding, Inc. for the construction of a total of five spec homes. The first loan is in the amount of $550,000 for 2 two spec homes and matures March 27, 1998 and the second loan is in the amount of $800,000 for three spec homes and matures on April 16, 1998. Interest is payable quarterly at 16%. The loan is collateralized by a first mortgage on the land and improvements of the project.

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

                                  JUNE 30, 1997


        (d) The Company has a note payable in the amount of $200,000 bearing interest at 25%. Interest is payable semi-annually and principal is payable upon demand with 90 days notice. The note is guaranteed by the managing members of M&M at White Oak.

NOTE 4  -   RELATED PARTY TRANSACTIONS

            The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 3.5% of the gross selling price of each house. MMO is entitled to receive monthly draws of $25,000 per month. Since inception, the Company has incurred $525,000 in management fees of which $408,352 have been capitalized in inventories at June 30, 1997.

            Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                              FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 1997

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Balance Sheets ............................... ........................     1

Statement of Cash Flows................................................     2

Notes to the Financial Statements .....................................    3-6

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                 BALANCE SHEETS

                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                06/30/97       12/31/96
                                                              (unaudited)     (audited)
                                                              -----------   -----------

                                     ASSETS

Cash                                                          $    45,031   $    67,949
Performance Bond                                                  346,700       197,470
Due from affiliates                                               735,822       126,322
Sales Trailer                                                      11,785
Inventories                                                    11,561,557     7,718,927
                                                              -----------   -----------
TOTAL ASSETS                                                  $12,700,895   $ 8,110,668
                                                              ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable                                             $11,466,182   $ 7,976,242
Customer deposits                                                 158,682
Accounts payable                                                1,076,031       134,426
                                                              -----------   -----------
TOTAL LIABILITIES                                              12,700,895     8,110,668
                                                              -----------   -----------
PARTNERS' CAPITAL
                                                              -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $12,700,895   $ 8,110,668
                                                              ===========   ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                            STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in performance bonds                                   (149,230)
       Increase in inventories                                       (3,842,630)
       Increase in customer deposits                                    158,682
       Increase (decrease) in accounts payable                          941,605
                                                                    -----------
NET CASH USED IN OPERATING ACTIVITIES                                (2,891,573)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                                 3,712,440
       Payments on land mortgages                                      (222,500)
       Proceeds to affiliate                                           (609,500)
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,880,440
                                                                    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of sales trailer                                         11,785
                                                                    -----------
NET CASH USED BY INVESTING ACTIVITIES                                   (11,785)
                                                                    -----------


DECREASE IN CASH                                                        (22,918)

CASH, Beginning of period                                                67,949
                                                                    -----------
CASH, End of period                                                 $    45,031
                                                                    ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


NOTE 1  -   SUMMARY OF ACCOUNTING POLICIES

            NATURE OF BUSINESS AND ORGANIZATION

            Matzel & Mumford at Freehold, L.L.C. ("M & M at Freehold") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Freehold, New Jersey and developing and constructing 126 single-family homes on that land. Through June 30, 1997, there has been no operating activities.

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

                                  JUNE 30, 1997

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

NOTE 2  -   INVENTORIES

            Inventories relating to the development of single-family homes consist of the following at June 30, 1997:

                  Land                                  $  7,086,784
                  Approval costs                             525,662
                  Land improvements and
                    construction costs                     2,476,955
                  Project overhead                           389,095
                  Financing costs                            566,286
                  Sales and marketing                        516,775
                                                         -----------
                                                         $11,561,557
                                                         ===========

            All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended June 30, 1997 are $210,000.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


NOTE 3  -   MORTGAGE PAYABLE

            Land and Construction Mortgages (a)         $ 7,516,914
            1st mortgage (b)                              1,699,268
            2nd mortgage(C)                               1,000,000
            3rd mortgage (d)                              1,250,000
                                                        -----------
                                                        $11,466,182
                                                        ===========

        (a) The Company has a commitment from a bank for land acquisition and construction not to exceed $10,330,000 as follows:

            o Note A in the maximum amount of $6,030,000 is to fund acquisition and improvements. The note has a term of 18 months and bears interest at the prime rate plus 1.5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $110,210.

            o Note B in the amount of $700,000 matures on April 10, 1998 and bears interest at 18%. Interest is payable monthly and principal is due at maturity.

            The loan is collateralized by a first mortgage on the land and improvements of phases one and two (93 lots) of the project and is guaranteed by the managing members.

            Matzel & Mumford Mortgage Funding, Inc. ("Funding Company") has a first mortgage on two of the lots in the project in the amount of $550,000. The note has a term of 12 months and bears interest at 16%. Interest is payable quarterly and principal is payable with each closing at the rate of 105% of the amount outstanding on the particular unit.


        (b) The Company has a mortgage to the seller, of which $600,000 is payable on November 15, 1997 with the balance due on November 15, 1998. The mortgage bears interest at 9.25%, which is payable at the time the related principal payment. The note is collateralized by a first mortgage on phase three (31 lots) of the project.

        (c) The Company has a mortgage payable to an investor group which bears interest at a rate of 20%. Interest is payable quarterly on the outstanding

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


NOTE 3  -   MORTGAGE PAYABLE (continued)

            balance until January 30, 2000, when the loan matures. The interest payment is paid current at 14% with 6% deferred until the 31st closing when the deferred portion becomes due and payable. Principal repayments commence on the twenty first house closing through the fiftieth $20,000 per closing and then increase to $40,000 per closing for the next ten house closings. The note is collateralized by a second mortgage on the land and improvements.

        (d) The Company has a mortgage payable to an insurance company in the maximum amount of $1,250,000 bearing interest at 20% on the first $1,000,000 and 25% on the balance. Fifty percent of the interest is payable semi-annually beginning one year from the initial advance with the balance deferred until the related principal payments commence. Principal is payable $50,000 per house, plus the related portion of the deferred interest, beginning with the 71st closing through the 95th closing with the unpaid balance, if any, due December 31, 2001. The note is collateralized by a third mortgage on the land and improvements and the guarantee of the managing members.

            The recorded value of the mortgages payable approximates fair value of instruments with similar terms and average maturities.

NOTE 4  -   RELATED PARTY TRANSACTIONS

            The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $210,000 in management fees which have been capitalized in inventories at June 30, 1997.

            Also included in due to/from affiliates are net cash advances to an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

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

     During the second quarter of 1997, the Funding Company made four mortgage loans to four different project entities. One first mortgage loan was made to Matzel & Mumford at West Windsor, L.L.C. ("West Windsor"), and another was made to Section 13 of the Hills, L.L.C. ("Section13"). Another first mortgage loan was made to Matzel & Mumford at White Oak Estates, L.L.C. ("White Oak") for the construction of three spec homes. Finally, the Funding Company made a first mortgage loan to Matzel & Mumford at Freehold, L.L.C. ("Freehold") for construction of two spec houses. All of these loans and the borrowers were discussed in the Funding Company's Form 10-QSB for quarter ended March 31, 1997 dated May 13, 1997.

     As of June 30, 1997, the Funding Company had an aggregate of $3,925,570 of loans outstanding, allocated as follows: to Section 13 ( an aggregate of $119,715 secured by first mortgages), to Freehold (an aggregate of $603,383 secured by first mortgages), to Matzel & Mumford at South Brunswick, L.L.C. ("South Brunswick"), (an aggregate of $1,800,000 of which $1,100,000 is secured by a first mortgage and $700,000 secured by a second mortgage), to White Oak (an aggregate of $574,049 secured by a first mortgage), and to West Windsor (an aggregate of $828,423 secured by a first mortgage). The financial statements of each of these entities are included with this Quarterly Report. The Funding Company also had $74,430 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

During the second quarter of 1997, Matzel & Mumford at Piscataway, L.L.C. ("Piscataway") repaid its previously outstanding loan from the Funding Company in full.

Subsequent to June 30, 1997, the Funding Company made an additional loan to one project entity. Further, the Funding Company intends to make an additional loan to South Brunswick. See Item 5, "Other Information" for a description of these loans.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5. OTHER INFORMATION.

Subsequent to June 30, 1997, the Funding Company has made a first mortgage loan to Matzel & Mumford at Apple Ridge II, LLC ("Apple Ridge") in the amount of $1,000,000 for land acquisition. The previous transaction was reported on Current Form 8-K dated July 15, 1997. The Funding Company also anticipates making an additional first mortgage loan in the third quarter of 1997 to South Brunswick in the amount of $945,125 to refinance a second mortgage to the land seller.

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

27    Financial Data Schedules.

      (b) REPORTS ON FORM 8-K

     During the third quarter of 1997, the Funding Company filed a Current Report on Form 8-K on July 15, 1997 concerning a loan from the Funding Company to an M&M Project Entity.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                 MATZEL & MUMFORD MORTGAGE FUNDING, INC.



Date:  August 15, 1997            By:  /s/ ROGER MUMFORD
                                     -------------------------------------
                                      Roger Mumford, President
                                      (Principal Executive Officer)

                                  By: /s/ RICHARD G. ANDERSON
                                     -------------------------------------
                                      Richard G. Anderson,
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 15, 1997                By:  /s/ ROGER MUMFORD
                                     -------------------------------------
                                       Roger Mumford, Director


                                  By: /s/ Bruce Matzel
                                     -------------------------------------
                                      Bruce Matzel, Director