Form 10QSB
period 1997-09-30
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1997-11-19
CIK 1002525

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

                For the quarterly period ended September 30, 1997

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

         Transitional Small Business Disclosure Format (check one):

Yes        No  X
   ----      ----
================================================================================


                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                FORM 10-QSB INDEX

                                                                                     PAGE
                                                                                     -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ....................................................   1

MATZEL & MUMFORD MORTGAGE FUNDING, INC.

         Balance Sheets as of September 30, 1997 (unaudited) and December 31,
           1996 Statements of Operations and Retained Earnings for the Nine and
           Three Months ended September 30, 1997 (unaudited) .....................
         Statement of Cash Flows for the Nine Months Ended
           September 30, 1997 (unaudited).........................................
         Notes to Financial Statements (unaudited)................................

MATZEL & MUMFORD AT APPLE RIDGE II, L.L.C.

         Balance Sheets as of September 30, 1997 (unaudited) and December 31,
           1996 Statement of Cash Flows for the Nine Months Ended September 30,
           1997 (unaudited)........................................................
         Notes to Financial Statements (unaudited).................................

MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

          Balance Sheets as of September 30, 1997 (unaudited) and December 31,
            1996 Statement of Cash Flows for the Nine Months Ended September 30,
            1997 (unaudited).......................................................
          Notes to Financial Statements (unaudited)................................

MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

          Balance Sheets as of September 30, 1997 (unaudited) and December 31,
            1996 Statements of Operations and Partners' Capital for the Nine and
            Three Months ended September 30, 1997 (unaudited)......................
          Statement of Cash Flows for the Nine Months Ended
            September 30, 1997 (unaudited).........................................
          Notes to Financial Statements (unaudited)................................

Item 2.  Management's Plan of Operation ...........................................



PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ........................................................

Item 2.  Changes in Securities ....................................................

Item 3.  Defaults Upon Senior Securities ..........................................

Item 4.  Submission of Matters to a Vote of Security Holders.......................

Item 5.  Other Information ....... ................................................

Item 6.  Exhibits and Reports on Form 8-K .........................................



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                     9/30/97          12/31/96
                                                    ----------      ----------
                                                   (unaudited)        (audited)

                                     ASSETS

Cash ...........................................    $  273,454       $  210,207
Prepaid income taxes ...........................            75
Mortgages receivable ...........................     3,757,729        3,800,000
Deferred costs, net ............................       196,680          228,573
                                                    ----------       ----------
TOTAL ASSETS ...................................    $4,227,968       $4,238,780
                                                    ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable ...............................                     $      100
Notes Payable ..................................    $3,750,000        3,750,000
                                                    ----------       ----------
TOTAL LIABILITIES ..............................     3,750,000        3,750,100
                                                    ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 5,000
     shares authorized
     500 shares issued and outstanding .........        10,000           10,000
   Additional paid-in capital ..................       490,000          490,000
   Retained earnings ...........................       (22,062)         (11,320)
                                                    ----------       ----------
TOTAL STOCKHOLDERS' EQUITY .....................       477,938          488,680
                                                    ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....    $4,227,938       $4,238,780
                                                    ==========       ==========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

Revenue .....................................................         $474,062

Interest expense ............................................          435,971
                                                                      --------
Income (loss) before G & A and amortization .................           38,091

General & administrative expenses ...........................           16,939

Amortization ................................................           31,893
                                                                      --------
Net Income ..................................................          (10,741)

Retained Earnings, beginning of period ......................         $(11,321)

Retained Earnings, end of period ............................         $(22,062)
                                                                      ========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

Revenue ...........................................     $155,791

Interest expense ..................................      147,421
                                                        --------
Income (loss) before G & A and amortization .......        8,370

General and administrative ........................          929

Amortization ......................................       10,631
                                                        --------
Net Income ........................................     $ (3,190)

Retained Earnings, beginning of period ............     $(18,872)

Retained Earnings, end of period ..................     $(22,062)
                                                        ========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .................................................       $(10,741)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization ...........................................         31,893
       Decrease in mortgages receivable .......................         42,270
       Increase in prepaid income taxes .......................            (75)
       Increase in accounts payable ...........................           (100)
                                                                      --------

NET CASH USED IN OPERATING ACTIVITIES .........................         63,247

DECREASE IN CASH ..............................................         63,247

CASH, Beginning of period .....................................        210,207
                                                                      --------
CASH, End of period ...........................................       $273,254
                                                                      ========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

                   MATZEL & MUMFORD AT APPLE RIDGE II, L.L.C.

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                   MATZEL & MUMFORD AT APPLE RIDGE II, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           -----

Balance Sheets ..........................................                    1

Statement of Cash Flows..................................                    2

Notes to the Financial Statements .......................                  3 - 6

                   MATZEL & MUMFORD AT APPLE RIDGE II, L.L.C.

                                 BALANCE SHEETS
         AS OF SEPTEMBER 30, 1997 AND JULY 15, 1997 (date of inception)

                                                         09/30/97     07/15/97
                                                       (unaudited)   (audited)
                                                       -----------  -----------
                                     ASSETS

Cash ...............................................   $   12,435
Performance Bond ...................................       71,812
Utility deposit receivable .........................        6,496   $    6,496
Inventories ........................................    1,273,745    1,175,892
                                                       ----------   ----------
TOTAL ASSETS .......................................   $1,364,488   $1,182,388
                                                       ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable - M&M Mortgage Funding ............   $  832,690   $  650,690
Mortgage payable - bank ............................       40,000       40,000
Due to affiliate ...................................      491,798      491,698
                                                       ----------   ----------
TOTAL LIABILITIES ..................................    1,364,488    1,182,388
                                                       ----------   ----------
PARTNERS' CAPITAL ..................................
                                                       ----------   ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ............   $1,364,488   $1,182,388
                                                       ==========   ==========

                   MATZEL & MUMFORD AT APPLE RIDGE II, L.L.C.

                            STATEMENTS OF CASH FLOWS
     FOR THE PERIOD SEPTEMBER 30, 1997 TO JULY 15, 1997 (date of inception)
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in performance bonds ..........................         (71,812)
       Increase in inventories ................................         (97,853)
                                                                       --------
NET CASH USED IN OPERATING ACTIVITIES .........................        (169,665)
                                                                       --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable .........................         182,000
       Proceeds from affiliate ................................             100
                                                                       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................         182,100
                                                                       --------
INCREASE IN CASH ..............................................          12,435

CASH, Beginning of period......................................
                                                                       --------
CASH, End of period ...........................................        $ 12,435
                                                                       ========

                   MATZEL & MUMFORD AT APPLE RIDGE II, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at Apple Ridge II, L.L.C. ("M & M at "Apple Ridge II") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Wall, New Jersey and developing and constructing 17 single-family homes on that land. One additional with a farm house closed October 31, 1996 by an affiliate and was transferred to the Company on July 14, 1997. Through September 30, 1997, there has been no operating activities.

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

                   MATZEL & MUMFORD AT APPLE RIDGE II, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at September 30, 1997:

              Land .......................................          $  889,707
              Approval costs .............................             198,742
              Land improvements and
                construction costs .......................              48,100
              Financing costs ............................             137,196
                                                                    ----------
                                                                    $1,273,745
                                                                    ==========

     All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended September 30, 1997 are $137,196.

                   MATZEL & MUMFORD AT APPLE RIDGE II, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 3 -- MORTGAGE PAYABLE

          The Company has a mortgage payable of $1,000,000 to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at South Brunswick, which bears interest at 16%. Interest payments are payable quarterly until July 15, 1998 when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property.

          The Company also has a loan payable to a bank bearing interest at prime, plus 1 1/2%. Interest payments are payable monthly until October 30, 1998 when the outstanding principal balance is due. The loan is collateralized by a mortgage on the property.

NOTE 4 -- RELATED PARTY TRANSACTIONS

          Included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    -----
Balance Sheets ..............................................         1

Statement of Cash Flows......................................         2

Notes to the Financial Statements ...........................       3 - 6

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                       09/30/97        12/31/96
                                                      (unaudited)     (audited)
                                                       ----------     ---------

                                     ASSETS

Cash ...........................................      $   23,598      $      457
Performance Bond ...............................         256,093
Inventories ....................................       7,318,811       4,404,951
                                                      ----------      ----------
TOTAL ASSETS ...................................      $7,598,502      $4,405,408
                                                      ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable - M&M Mortgage Funding ........      $2,750,000      $2,800,000
Mortgage payable - bank ........................       3,291,901
Mortgage payable - second ......................                         945,125
Accounts payable ...............................         293,988          18,063
Note Payable ...................................         300,000
Customer deposits ..............................         166,451
Due to affiliate ...............................         796,162         642,220
                                                      ----------      ----------
TOTAL LIABILITIES ..............................       7,598,502       4,405,408
                                                      ----------      ----------
PARTNERS' CAPITAL...............................
                                                      ----------      ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ........      $7,598,502      $4,405,408
                                                      ==========      ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                            STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in performance bonds ........................       $  (256,093)
       Increase in inventories ..............................        (2,913,860)
       Increase (decrease) in accounts payable ..............           275,925
       Increase (decrease) in customer deposits .............           166,451
                                                                    -----------
NET CASH USED IN OPERATING ACTIVITIES .......................        (2,727,577)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable .......................         4,541,901
       Payments on land mortgages ...........................        (1,945,125)
       Proceeds from affiliate ..............................           153,942
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................         2,750,718
                                                                    -----------

INCREASE IN CASH ............................................            23,141

CASH, Beginning of period ...................................               457
                                                                    -----------
CASH, End of period .........................................       $    23,598
                                                                    ===========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at South Brunswick, L.L.C. ("M&M at South Brunswick") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of South Brunswick, New Jersey and developing and constructing 91 single-family homes on that land. Through September 30, 1997, there has been no operating activities.

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

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at September 30, 1997:

           Land ............................................   $3,523,461
           Approval costs ..................................      615,726
           Land improvements and
             construction costs ............................    1,561,785
           Project overhead ................................      595,128
           Financing costs .................................      934,232
           Sales and marketing .............................       88,479
                                                               ----------
                                                               $7,318,811
                                                               ==========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended September 30, 1997 are $1,364,232.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 3 -- MORTGAGE PAYABLE

          The Company has a first mortgage payable of $2,050,000 and a second mortgage payable of $1,000,000 to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at South Brunswick, which bears interest at 16%. Interest payments are payable quarterly for both loans until July 31, 1998 when the outstanding principal balance is due. The note is collateralized by a first mortgage and second mortgage on the property.

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

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 4 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $35,000 per month. Since inception, the Company has incurred $430,000 in management fees which have been capitalized in inventories at September 30, 1997.

          Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

Balance Sheets ...........................................            1

Statement of Operations and Partner's Capital ............          2 - 3

Statement of Cash Flows ..................................            4

Notes to the Financial Statements ........................          5 - 8

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                        09/30/97       12/31/96
                                                       (unaudited)    (audited)
                                                       -----------    ----------

                                     ASSETS

Cash .............................................     $   74,778     $   35,171
Cash - restricted ................................         10,000         10,000
Notes receivable .................................         56,700
Vehicle (net of accumulated depreciation) ........          2,500
Inventories ......................................      4,714,334      2,603,466
                                                       ----------     ----------
TOTAL ASSETS .....................................     $4,858,312     $2,648,637
                                                       ==========     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable ................................     $3,846,971     $1,620,848
Accounts payable .................................        494,170        484,680
Customer deposits ................................        571,646        103,522
Due to affiliate .................................         50,000        439,587
                                                       ----------     ----------
TOTAL LIABILITIES ................................      4,962,787      2,648,637
                                                       ----------     ----------

PARTNERS' CAPITAL ................................       (104,475)
                                                       ----------     ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ..........     $4,858,312     $2,648,637
                                                       ==========     ==========

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


Sales ...........................................     $3,155,813

Cost of sales ...................................      3,145,364
                                                      ----------
Gross profit ....................................         10,449

Selling, general and administrative expenses ....        102,252
                                                      ----------
Income from operations ..........................        (91,803)

Depreciation ....................................            500

Interest income .................................          3,828
                                                      ----------
Net income ......................................        (88,475)

Member's capital, Beginning of period ...........           --

Capital distributions ...........................        (16,000)
                                                      ----------
Member's capital, End of Period .................     $ (104,475)
                                                      ==========

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


Sales ...........................................          $1,928,164

Cost of sales ...................................           1,920,629
                                                           ----------
Gross profit ....................................              (7,535)

Selling, general and administrative expenses ....              68,168
                                                           ----------
Income from operations ..........................             (75,703)

Depreciation ....................................                 250

Interest income .................................               2,590
                                                           ----------
Net income ......................................             (73,363)

Member's capital, Beginning of period ...........             (31,112)
                                                           ----------
Member's capital, End of Period .................          $ (104,475)
                                                           ==========

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                            STATEMENTS OF CASH FLOWS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .........................................      $   (88,475)
   Depreciation ..............................................              500
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories ...............................       (2,110,868)
       Increase in note receivable ...........................          (56,700)
       Increase (decrease) in customer deposits ..............          468,124
       Increase (decrease) in accounts payable ...............            9,490
                                                                    -----------
NET CASH USED IN OPERATING ACTIVITIES ........................       (1,777,929)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable ........................        4,586,110
       Payments of construction and land mortgages ...........       (2,359,987)
       Proceeds to affiliate .................................         (389,587)
       Distributions to members ..............................          (16,000)
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................        1,820,536
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Purchase of vehicle ...................................            3,000

NET CASH USED BY INVESTING ACTIVITIES ........................           (3,000)
                                                                    -----------
DECREASE IN CASH .............................................           39,607

CASH, Beginning of period ....................................           35,171
                                                                    -----------
CASH, End of period ..........................................      $    74,778
                                                                    ===========

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at West Windsor, L.L.C. ("M&M at West Windsor") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of West Windsor, New Jersey and developing and constructing 38 single-family homes on that land. M&M at West Windsor has closed title to 23 lots and has an option to purchase the remaining 15 lots till November 12, 1997.

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

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at September 30, 1997:

              Land .....................................      $2,090,715
              Approval costs ...........................         152,130
              Land improvements and
                construction costs .....................       1,043,711
              Project overhead .........................         729,212
              Financing costs ..........................         400,489
              Sales and marketing ......................         298,077
                                                              ----------
                                                              $4,714,334
                                                              ==========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended September 30, 1997 are $898,237.

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 3 -- MORTGAGES PAYABLE

                                                     09/30/97     12/31/96
                                                    ----------   ----------
          Land and construction mortgages (a) ....  $3,356,971   $1,235,848
          3rd mortgage (b) ......................      490,000      385,000
                                                    ----------   ----------
                                                    $3,846,971   $1,620,848
                                                    ==========   ==========

     (a) The company has a loan from a bank for land acquisition and construction not to exceed $3,800,000. Interest is payable monthly at 1 1/2 % over prime. Principal is payable with each closing at the rate of 120% of the amount advanced for land acquisition and 100% of construction advances. The loan matures on April 25, 1998 after which the principal is due on demand. The loan is collateralized by a first mortgage on the land and improvements on the project and is guaranteed by the managing members and The Matzel & Mumford.

          The Company has a loan from Matzel & Mumford Mortgage Funding, Inc. for the construction of a total of three spec homes. The loan is not to exceed $1,100,000 which matures May 1, 1998. Interest is payable quarterly at 16%. The loan is collateralized by a first mortgage on the land and improvements of the project.

     (b) The Company has a mortgage in the amount of $805,000. Interest is payable monthly at 14%, plus an additional 1% of the sales price of each unit. Principal is payable $35,000 per unit with any unpaid balance due on May 1, 1998. The note is collateralized by a third mortgage and the guarantee of M&M at West Windsor and MMO.

NOTE 4 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $600,000 in management fees of which $497,748 have been capitalized in inventories at September 30, 1997.

                    MATZEL & MUMFORD AT WEST WINDSOR, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 4 -- RELATED PARTY TRANSACTIONS (continued)

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

     During the third quarter of 1997, the Funding Company made one new mortgage loan to a project entity and modified an existing first mortgage loan to Matzel & Mumford at South Brunswick, LLC ("South Brunswick") . The first mortgage loan was made to Matzel & Mumford at Apple Ridge II, L.L.C. ("Apple Ridge II"). This loan and the borrowers were discussed in the Funding Company's Form 8-K dated July 15, 1997 and the South Brunswick loan was discussed in the Funding Company's Form 10-QSB dated June 30, 1997.

     As of September 30, 1997, the Funding Company had an aggregate of $3,757,729 of loans outstanding, allocated as follows: to Apple Ridge II ( an aggregate of $832,690 secured by a first mortgage), to Matzel & Mumford at South Brunswick, L.L.C. ("South Brunswick"), (an aggregate of $2,750,000 of which $2,050,000 is secured by a first mortgage and $700,000 secured by a second mortgage), and to West Windsor (an aggregate of $175,039 secured by a first mortgage). The financial statements of each of these entities are included with this Quarterly Report. The Funding Company also had $253,556 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

     During the third quarter of 1997, Matzel & Mumford at White Oak, L.L.C. ("White Oak"), Matzel & Mumford at Freehold L.L.C., ("Freehold"), and Section 13 of the Hills L.L.C., ("Section 13") all repaid there previously outstanding loans from the Funding Company in full.

     Subsequent to September 30, 1997, the Funding Company made two additional loans to two different project entities. Further, the Funding Company was repaid on its second mortgage loan from South Brunswick in full. See Item 5, "Other Information" for a description of these loans and repayments.

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

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable

ITEM 5. OTHER INFORMATION.

Subsequent to September 30, 1997, the Funding Company has made a second mortgage loan to Matzel & Mumford at Freehold, LLC ("Freehold") in the amount of $600,000 for land acquisition. Further, the Funding Company also modified its first mortgage loan to South Brunswick from $2,050,000 to $3,400,000 for the installation of site improvements. Upon the execution of the modification the Funding Company advanced South Brunswick $100,000 which now has an outstanding loan balance of $2,150,000. Finally, the Funding Company was repaid in full on its second mortgage to South Brunswick.

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

27    Financial Data Schedules.

     (B) REPORTS ON FORM 8-K

      During the third quarter of 1997, the Funding Company filed a Current Report on Form 8-K on July 15, 1997 concerning a loan from the Funding Company to an M&M Project Entity and amended the Form 8-K on September 23, 1997 to file the financial statements and the related financial data schedule.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                    MATZEL & MUMFORD MORTGAGE FUNDING, INC.


Date:  November 14, 1997            By:  /s/ ROGER MUMFORD
                                       ---------------------------------------
                                         Roger Mumford, President
                                         (Principal Executive Officer)


                                    By: /s/ JONATHAN FISHER
                                       ---------------------------------------
                                        Jonathan Fisher, Chief Financial Officer
                                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    November 14, 1997          By:  /s/ ROGER MUMFORD
                                       ---------------------------------------
                                         Roger Mumford, Director


                                    By: /s/ BRUCE MATZEL
                                       ---------------------------------------
                                        Bruce Matzel, Director