Form 10KSB
period 1997-12-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1998-03-31
CIK 1002525

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997
      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______

                         Commission file number 33-98178

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                             22-3382016
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

 100 Village Court, Hazlet, New Jersey                                   07730
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (732) 888-1055

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

Issuer's revenues for its most recent fiscal year:  $641,132

No voting stock of the registrant is held by non-affiliates.

Shares outstanding as of March 21, 1998:  500

                       Exhibit index appears on page i
                                                    ---

================================================================================

                                      INDEX

Item
Number                                                                Page
------                                                                ----

PART I

Item 1.  Description of Business......................................   1

Item 2.  Properties...................................................  12

Item 3.  Legal Proceedings............................................  16

Item 4.  Submission of Matters to a Vote of Security Holders..........  16

PART II

Item 5.  Market Price of the Company's Common Stock and
         Related Stockholder Matters..................................  17

Item 6.  Management's Discussion & Analysis of Financial
         Condition and Plan of Operations.............................  25

Item 7.  Financial Statements and Supplementary Data..................  27

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures......................  29

PART III

Item 9.  Director, Executive Officers and Control Persons,
         Compliance with Section 16(a) of the Exchange Act............  30

Item 10. Executive Compensation.......................................  31

Item 11. Security Ownership of Certain Beneficial Owners
         and Management...............................................  31

Item 12. Certain Relationships and Related Transactions...............  31

PART IV

Item 13. Exhibits and Reports on Form 8-K.............................  33

Signatures............................................................  34

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

     M&M PROJECT ENTITY or PROJECT ENTITY - a Matzel & Mumford real estate development company to which the Funding Company makes a Loan.

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

     TRUSTEE - First Union National Bank, formerly First Fidelity Bank, N.A., as trustee for the holders of the Notes.

                                     PART I

ITEM 1(a) DESCRIPTION OF BUSINESS--THE FUNDING COMPANY

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

     As of February 28, 1998, the Funding Company has an aggregate of $3,729,069 of Loans outstanding. See "Properties--Projects." The Funding Company also had $270,931 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

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

SELECTION OF PROPERTIES

     The Funding Company evaluates many factors in determining whether to make a Loan for a particular housing community. These factors can be summarized as follows:

* Location. The Funding Company favors projects in communities with good public school systems, accessible amenities, available infrastructure, and property taxes that are considered reasonable for MMO's target homebuyers.

* Zoning of the subject parcel and the adjacent parcels. The Funding Company favors property that adjoins property that is zoned for residential use.

* Market analysis. The Funding Company requires an M&M Project Entity to provide a detailed market survey that demonstrates the potential of a new community at projected home prices. In the case of a later stage Loan, the Funding Company accepts an update of a market survey previously prepared for the initial lender.

* Cost of land. For a land acquisition Loan, the Funding Company considers whether the acquisition cost is reasonable in light of other development costs and projected selling prices for the homes to be developed.

* Site development costs. The Funding Company considers estimates of the per lot cost of preparing for construction, including utilities, roads and drainage. The Funding Company also considers the necessity and cost of off-site improvements, as well as related monetary contributions or fees, that a municipality may require to compensate for the impact of a new housing community. Required off-site improvements may include improvement or expansion of existing roads, intersections, or sewer and water systems, and the construction of parks and playgrounds.

* Density, or the number of houses per acre. The Funding Company favors moderate density sites that support upscale houses without excessive lot improvement costs.

* Total lot count. The Funding Company generally does not invest in projects that involve fewer than fifteen building lots because management believes that fixed costs (such as marketing and organizational expenses) make it difficult for communities of that size to be profitable. Conversely, for a larger community, the project may be divided into sections so that an M&M Project Entity can develop and sell the homes on one segment without the need to first make infrastructure improvements to the entire parcel.

* Utilities. The Funding Company favors parcels with available public sewers and water.

* Environmental issues. The Funding Company avoids financing properties contiguous to Superfund sites and sites that are adversely affected by electrical transmission lines, train routes or waste control facilities.

* Proximity of other MMO managed projects. Management of the Funding Company believes that the presence of an affiliated community may enable an M&M Project Entity to reduce its expenses by sharing certain services, to enjoy the benefits of cross-selling, and to learn from an affiliate that has already gained experience in the relevant market.

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

     MMO had 95 employees as of February 28, 1998, six of which provide services to the Funding Company. The Funding Company's officers, three of whom also are officers of MMO and other related entities, devotes varying amounts of their business time and energy specifically to the Funding Company. Bruce Matzel and Roger Mumford each devote approximately 5% of their time to the affairs of the Funding Company. Michael Skea devotes approximately 10% of his time to the affairs of the Funding Company.

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

     MMO currently manages the development of 9 active single-family housing communities in New Jersey. These projects include approximately 219 homes which have been delivered and closed, approximately 159 homes which are under binding contracts of sale, and approximately 309 building lots that are still available. The outstanding purchase contracts are valued at an aggregate of approximately $63,600,000. MMO manages all of the Projects that the M&M Project Entities develop in exchange for management fees and other payments.

     MMO has purchase options for parcels of real estate that MMO expects can be used for future development. Based on subdivision plans that have not yet been approved, these parcels comprise approximately 1,226 building lots as of December 31, 1997. Under current market conditions, MMO anticipates that those 1,226 lots, together with the approximately 309 available lots described above, will provide approximately four years worth of development work. MMO may assign to M&M Project Entities its rights under option contracts for particular parcels for the development of new Projects.

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

     Depending on the location and model offered, houses in communities developed by Matzel & Mumford real estate development companies have base selling prices that range from the $200,000s to the $500,000s. Custom options and upgrades can typically add 10% or more to the base selling price of a given model. The prices at which homes are offered in particular communities have generally increased from time to time as the number of available building lots decreases, but there can be no assurance that sales prices will increase in the future.

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

     (3) Warranty Fee. This fee covers the warranty service administrative management functions described under "-- Customer Service, Warranties and Quality Control." The amount of the fee varies from community to community, and averaged approximately $700 per home in 1997.

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

Staats Farm

     On May 17, 1996, the Funding Company made a first mortgage loan in the amount of $2,000,000 to Matzel & Mumford at Staats Farm, L.L.C. ("Staats Farm LLC"), the entity organized to develop, market and build a 51-lot subdivision known as Staats Farm in Branchburg Township, Somerset County, New Jersey. The Funding Company made additional Loans to Staats Farm LLC during 1996, all of which were fully repaid in 1996.

     The subdivision was completed in 1997. The Funding Company does not contemplate making additional Loans to this Project Entity.

Beacon Manor

     On May 17, 1996, the Funding Company made a first mortgage loan in the amount of $1,610,000 and a second mortgage loan in the amount of $384,000 to Beacon Manor Associates, a partnership organized to develop, market and build a 29-lot subdivision known as Beacon Manor in Basking Ridge, Somerset County, New Jersey.

     The Funding Company was fully repaid by Beacon Manor Associates in 1996. The Funding Company does not contemplate making additional Loans to this Project Entity.

Maplehurst Farm

     On June 4, 1996, the Funding Company made a first mortgage loan in the amount of $2,000,000 to Matzel & Mumford at Piscataway, L.L.C. ("Piscataway LLC"), the entity organized to develop, market and build a 126-lot subdivision known as Maplehurst Farm located in Piscataway, Middlesex County, New Jersey. The Funding Company was fully repaid by Piscataway LLC on the Loan in 1996.

     On March 19, 1997, the Funding Company made a first mortgage loan in the amount of $600,000 to Piscataway LLC. The Loan was secured by a first mortgage on three building lots for construction of spec homes. Part of the Loan proceeds was used to repay a loan made by Amboy National Bank ("Amboy") to finance the acquisition and improvement of those three building lots. The Funding Company was fully repaid by Piscataway LLC on the Loan in 1997.

     As of February 28, 1998, the Funding Company does not contemplate making additional Loans to this Project Entity.

Heather Knolls-East & West

     On July 30, 1996, the Funding Company made a first mortgage loan in the amount of $3,500,000 to Matzel & Mumford at South Brunswick, L.L.C., ("South Brunswick LLC"), an entity organized to develop, market and build a 40-lot subdivision known as Heather Knolls East (the "East subdivision"). In 1997, the Funding Company was fully repaid by South Brunswick LLC on the Loan, and the Funding Company does not contemplate making additional Loans to this Project Entity in connection with the East subdivision.

     Further, on November 1, 1996, the Funding Company made a first mortgage loan in the amount of $1,100,000 to South Brunswick to develop, market and build a contiguous 51-lot subdivision known as Heather Knolls West (the "West subdivision"). On November 13, 1997, the Loan was refinanced, pursuant to which the Funding Company made a new first mortgage Loan to South Brunswick LLC in the amount of $3,400,000 for land and improvements. As of December 31, 1997, South Brunswick LLC owed the Funding Company $3,129,069 on the West subdivision Loan.

     As of February 28, 1998, South Brunswick LLC owed the Funding Company $3,129,609 on the West subdivision Loan. South Brunswick LLC intends to seek further site advances under the Loan in the approximate amount of $270,391 for the West subdivision. Although no assurances can be given, South Brunswick LLC expects to obtain bank financing during the third quarter of 1998 to pay off the Loan to the Funding Company.

Seven Oaks

     On November 19, 1996, the Funding Company made a second mortgage loan in the amount of $1,000,000 to Matzel & Mumford at Freehold, LLC ("Freehold LLC"), the entity organized to develop, market and build a 126-lot subdivision known as Seven Oaks located in Freehold Township, Monmouth County, New Jersey. In January 1997, the Funding Company was fully repaid by Freehold LLC on the Loan.

     On November 15, 1997, the Funding Company made a new second mortgage Loan to Freehold LLC in the amount of $600,000. As of February 28, 1998, the full amount of the Loan was outstanding.

West Windsor

     On February 4, 1997, the Funding Company made a first mortgage loan in the amount of $850,000 to Matzel & Mumford at West Windsor, L.L.C. ("West Windsor LLC"), the entity organized to develop, market and build a 38-lot subdivision known as Windsor Crossing located in West Windsor, Mercer County, New Jersey.

     The Loan to West Windsor LLC was secured by a first mortgage on two building lots for construction of spec homes. Part of the Loan proceeds was used to repay loans made by First Savings Bank ("FSB") and Apple Chase Investors, L.L.C. ("Apple Chase") to West Windsor LLC to finance the acquisition and improvement of those two building lots.

     In 1997, the Funding Company was fully repaid by West Windsor LLC on the Loan. The Funding Company does not contemplate making additional Loans to this Project Entity.

Section 13

     On February 7, 1997, the Funding Company made a first mortgage loan in the amount of $2,100,000 to Section 13 of the Hills, L.L.C. ("Section 13 LLC"), the entity organized to develop, market and build a 60-lot subdivision known as Beacon Crest located in a planned unit development known as "The Hills" in Basking Ridge, Somerset County, New Jersey.

     The Loan to Section 13 LLC was secured by a first mortgage on five building lots for construction of spec homes. Part of the Loan proceeds was used to repay a loan made by Amboy to Section 13 LLC to finance the acquisition and improvement of those five building lots.

     In 1997, the Funding Company was fully repaid by Section 13 LLC on the Loan. The Funding Company does not contemplate making additional Loans to this Project Entity.

White Oak Estates

     On February 27, 1997, the Funding Company made a first mortgage Loan in the amount of $100,000 to Matzel & Mumford at White Oak Estates, LLC ("White Oak LLC"), the entity organized to develop, market and build a 58-lot subdivision known as White Oak Estates in Branchburg, Somerset County, New Jersey.

     The Loan to White Oak LLC was secured by a first mortgage on two building lots for construction of spec homes. Part of the Loan proceeds was used to repay loans made by FSB and Apple Chase to White Oak LLC to finance the acquisition and improvement of those two building lots. In 1997, the Funding Company was fully repaid by White Oak LLC on the Loan, and the Funding Company does not contemplate making additional Loans to this Project Entity.

Apple Ridge II

     On July 15, 1997, the Funding Company made a first mortgage Loan in the amount of $1,000,000 to Matzel & Mumford at Apple Ridge II, L.L.C. ("Apple Ridge LLC"), the entity organized to develop, market and build a 17-lot subdivision known as Apple Ridge II located on Church Road in Wall, Monmouth County, New Jersey. The Loan to Apple Ridge LLC was for acquisition of the property and project overhead.

     In 1997, the Funding Company was fully repaid by Apple Ridge LLC on the Loan. As of February 28, 1998, the Funding Company does not contemplate making additional Loans to this Project Entity.

Summary of MMO Projects

     The following table summarizes (as of February 28, 1998) the single-family housing communities that Matzel & Mumford real estate development companies have commenced. The entities developing some of these communities may receive Loans for post-acquisition development activities.


                                                                                                         Base
                                                         Number                 Homes                  Selling
                                                           of       Homes       Under       Lots        Prices
    Name                            Location             Homes    Delivered   Contract   Available      (000s)
    ----                            --------             -----    ---------   --------   ---------      ------

Beacon Manor                     Basking Ridge NJ          29         23          6          0        $689-949
Bedford Chase                    Tewksbury NJ              43         28          9          6        $390-450
Kings Crossing                   Montgomery NJ            118         29         12         77        $330-385
Seven Oaks                       Freehold NJ              126         21         35         70        $315-430
White Oak Estates                Branchburg, NJ            58         36         20          2        $295-355
Windsor Crossing                 West Windsor NJ           38         15         15          8        $385-480
Heather Knolls                   S. Brunswick NJ           91          0         30         61        $285-330
Maplehurst Farm                  Piscataway NJ            126         67         32         27        $255-308
Cranbury Knoll                   East Brunswick NJ         58          0          0         58        $299-369
                                                          ---        ---        ---        ---
                                                          687        219        159        309
                                                          ===        ===        ===        ===


ITEM 3 LEGAL PROCEEDINGS

     The Funding Company has no pending legal matters, but it may be involved from time to time in litigation arising in the ordinary course of business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No meetings were held during the year ended December 31, 1997, and there were no matters which developed that required a vote of security holders.

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

ITEM 5(b) DESCRIPTION OF NOTES AND RELATED MATTERS

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

RESULTS OF OPERATIONS

     Revenues comprised of interest income were $641,132 during 1997. Revenues were generated by the Company on Loans made to five Project Entities from during 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Loans to Project Entities. At year end, the Company had Loans outstanding to two Project Entities totaling $3,096,545. The Company makes Loans bearing interest at 16% per annum and collects fees for administering each Loan from the Project Entity.

     The Company's cost of revenues during 1997 was $651,727, consisting primarily of interest expense on the 15% Secured Notes issued by the Company on May 15, 1996. Costs also included $42,524 in amortization costs related to the issuance of the 15% Secured Notes.

     The Company elected "S" corporation status for both federal and state income tax purposes, therefore limiting the amount of income taxes incurred through December 31, 1997.

     The Company recorded a net loss of $10,595 for the year ended December 31, 1997, although the net interest margin was a positive $60,689.

LOANS TO PROJECT ENTITIES

     During 1997, the Funding Company made the following Loans to seven Project
Entities:

                                       Loan      Initial Date of      Loan
   Project          Location        Commitment       Funding      Outstanding
   -------          --------        ----------       -------      -----------

Apple Ridge II     Wall             $1,000,000    July 15, 1997         --
Heather Knolls W.  So. Brunswick    $3,400,000    July 15, 1997   $2,496,545

Seven Oaks         Freehold         $  600,000    Nov. 15, 1997   $  600,000
Section 13         Basking Ridge    $2,100,000     Feb. 7, 1997          --
Windsor Crossing   West Windsor     $  850,000     Feb. 4, 1997          --
White Oak          Branchburg       $  600,000    Feb. 27, 1997          --
Maplehurst Farm    Piscataway       $  600,000    Mar. 19, 1997          --


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

READINESS FOR YEAR 2000

     The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. The Company has been working to prepare its financial, information and other computer-based systems for the Year 2000 and will replace or update existing systems as necessary. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations or financial prospects.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements beginning on Page F-1.
                                                                 ---

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Consolidated Balance Sheet as of December 31, 1997

Consolidated Statement of Loss for the year ended December 31, 1997

Consolidated Statement of Stockholders' Equity for the year ended December
  31, 1997

Consolidated Statement of Cash Flows for the year ended December 31, 1997

Summary of Accounting Policies

Notes to Consolidated Financial Statements

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Nothing to report.

                                    PART III

ITEM 9 DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) DIRECTORS AND EXECUTIVE OFFICERS

     The Funding Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The directors and executive officers of the Funding Company are as follows:

      Name                    Age               Position
      ----                    ---               --------

      Bruce Matzel            53                Chairman of the Board
      Roger Mumford           42                President, Director
      Michael S. Skea         41                Vice President, Secretary

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

     Michael S. Skea is Vice President and Secretary of the Funding Company. Mr. Skea has served as Corporate Counsel for MMO since May 1992. Before that, Mr. Skea served in a similar capacity for Weiner Homes Corporation, a homebuilding company located in Neptune, New Jersey, from 1986 to 1993. He has 11 years of experience in the homebuilding industry, and is a member of the New Jersey Bar.

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

                                                   Amount and
                                                   Nature of
                       Name and Address of         Beneficial      Percent of
 Title of Class         Beneficial Owner           Ownership          Class
 --------------         ----------------           ---------          -----

Common Stock, no          Bruce Matzel             250 shares          50%
    par value           100 Village Court
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

     Messrs. Matzel and Mumford were obligated to and did contribute, contemporaneously with or prior to the issuance and sale of the Notes, an aggregate of $490,000 to the Funding Company to provide for initial capitalization expenses and the expenses of the offering of the Notes, and each of them renders services to the Funding Company as directors and executive officers without separate compensation therefor. The Funding Company may pay dividends or make other distributions to its shareholders if it is current on all of its obligations under the Notes and the Indenture.

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

                                     PART IV

ITEM 13 EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: Current Reports on Form 8-K were filed on January 15, 1997 and February 14, 1997, each concerning Loans from the Funding Company to M&M Project Entities and one also concerning a change in accountants.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MATZEL & MUMFORD MORTGAGE FUNDING, INC.

Date:  March 30, 1998         By: /s/ ROGER MUMFORD
                                  --------------------------------------------
                                  Roger Mumford, President
                                  (Principal Executive Officer)

                              By: /s/ JONATHAN FISHER
                                  --------------------------------------------
                                  Jonathan Fisher, Controller
                                  (Principal Accounting Officer)



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 1998          By: /s/ BRUCE MATZEL
                                  --------------------------------------------
                                  Bruce Matzel, Director

                              By: /s/ ROGER MUMFORD
                                  --------------------------------------------
                                  Roger Mumford, Director

                                MATZEL & MUMFORD
                             MORTGAGE FUNDING, INC.





================================================================================


                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1997 AND 1996

                                      MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                                                     CONTENTS

================================================================================

INDEPENDENT AUDITORS' REPORT                                           F-3

FINANCIAL STATEMENTS:
   Balance sheets                                                      F-4
   Statements of loss from operations                                  F-5
   Statements of cash flows                                            F-6
   Notes to financial statements                                     F-7-F-9

INDEPENDENT AUDITORS' REPORT


Matzel & Mumford Mortgage Funding, Inc.
Hazlet, New Jersey

We have audited the accompanying balance sheets of Matzel & Mumford Mortgage Funding, Inc. as of December 31, 1997 and 1996, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford Mortgage Funding, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





February 20, 1998



                                                MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                                                         BALANCE SHEETS

==================================================================================================

December 31,                                                          1997              1996
--------------------------------------------------------------------------------------------------
ASSETS
  Cash                                                             $  945,616       $  210,207
--------------------------------------------------------------------------------------------------
              CURRENT ASSETS                                          945,616          210,207
--------------------------------------------------------------------------------------------------
MORTGAGE RECEIVABLE (NOTE 2)                                        3,096,545        3,800,000
DEFERRED FINANCING COSTS                                              186,049          228,573
--------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                         $4,228,210       $4,238,780
==================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                                $      125       $      100
--------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                   125              100
--------------------------------------------------------------------------------------------------
   Notes payable (Note 4)                                           3,750,000        3,750,000
--------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                     3,750,125        3,750,100
--------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 5,000 shares authorized; 500
      shares issued and outstanding                                    10,000           10,000
   Additional paid in capital                                         490,000          490,000
   Accumulated deficit                                                (21,915)         (11,320)
--------------------------------------------------------------------------------------------------
              TOTAL SHAREHOLDERS' EQUITY                              478,085          488,680
--------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,228,210       $4,238,780
==================================================================================================


                                 See accompanying notes to financial statements.

                                         MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                              STATEMENTS OF LOSS FROM OPERATIONS

===============================================================================

December 31,                                         1997             1996
-------------------------------------------------------------------------------
REVENUE:
   Interest (Note 5)                               $606,715        $365,015
   Fees (Note 5)                                     34,417          24,769
-------------------------------------------------------------------------------
                                                    641,132         389,784
-------------------------------------------------------------------------------
EXPENSES:
   General and administrative                        46,703          18,533
   Amortization                                      42,524          26,578
   Interest                                         562,500         355,993
-------------------------------------------------------------------------------
                                                    651,727         401,104
-------------------------------------------------------------------------------
              LOSS FROM OPERATIONS                  (10,595)        (11,320)
ACCUMULATED DEFICIT, BEGINNING OF YEAR              (11,320)             --
-------------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF YEAR                   $(21,915)       $(11,320)
-------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.



                                                                          MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                                                                         STATEMENTS OF CASH FLOWS

===========================================================================================================================

December 31,                                                                            1997                       1996
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (10,595)              $    (11,320)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                  42,524                     26,578
        Decrease in due from affiliates                                                   --                    184,000
        Increase (decrease) in accounts payable                                           25                   (119,511)
        Decrease (increase) in mortgage loans, net                                   703,455                 (3,800,000)
---------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    735,409                 (3,720,253)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from debt offering                                                            --                  3,750,000
   Financing charges                                                                      --                    (70,144)
   Shareholder contributions                                                              --                    200,000
---------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                   --                  3,879,856
---------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                     735,409                    159,603
CASH, BEGINNING OF PERIOD                                                            210,207                     50,604
---------------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                                 $945,616               $    210,207
===========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                                      $562,500               $    355,993
===========================================================================================================================
      Income taxes                                                                  $     200              $        250
===========================================================================================================================

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

                              Debt Registration

                              The Company filed a registration statement with respect to a debt offering of up to $6,000,000 under the Securities and Exchange Act of 1933, as amended. The Company's registration statement was declared effective by the Securities and Exchange Commission on February 7, 1996. The Company raised a total of $3,750,000 and the funding took place on May 15, 1996. These funds have been used to finance affiliated real estate projects in the early stages of development in accordance with the registration statement. The Company charges interest on the loans at a rate of 16% or more and assesses each borrower a quarterly administrative fee based on the average outstanding loan balance. Debt service payments on the loans, together with the administrative fee, are intended to service the 15% interest due on the investor notes and the .5% loan servicing fee payable to MMO and other expenses. The loans are collateralized by first or second mortgages on the affiliates property.

                              Deferred Costs

                              Deferred costs include legal, accounting and filing fees incurred in connection with the company's registration statement. These costs are being amortized over 6 years.

                              Long-Lived Assets

                              Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121"), was adopted as of January 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 was not material to the results of operations or financial position.

                                         MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

================================================================================

                              Income Taxes

                              The stockholders of the Company have elected "S" corporation status for federal and state income tax purposes. Under those provisions, the shareholders are liable for income taxes or their respective share of the Company's net taxable income or loss.

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

2. MORTGAGE RECEIVABLE        The Company has the following mortgages receivable
                              from its affiliates:



                         December 31, 1997                                 1997
                         -------------------------------------------------------
                         Matzel & Mumford at South Brunswick (a)      $2,496,545

                         Matzel & Mumford at Freehold (b)                600,000
                         -------------------------------------------------------
                                                                      $3,096,545
                         =======================================================

                              (a) The note is in the maximum amount of
                                  $3,400,000 and is to fund land
                                  acquisition and site improvements. The
                                  note is payable interest only at 16%.
                                  Interest payments are payable quarterly
                                  until November 1999, when the
                                  outstanding principal is due. The note
                                  is collateralized by a first mortgage on the property.

                              (b) A $600,000 note used to finance the
                                  construction of two model homes. The
                                  note has a term of 24 months and bears
                                  interest at 16%. Interest is payable
                                  quarterly and principal is due at
                                  maturity. The loan is collateralized by
                                  a second mortgage of phase three (31
                                  lots) of the project.

                                         MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                              The recorded value of these mortgages receivable approximate fair value of instruments with similar interest rates and maturities.

3. EQUITY                     Contemporaneously, with the issuance and sale of
                              notes offered by the Company as reflected in the registration statement, the stockholders contributed as capital an additional $200,000, as required under the registration statement to meet the $500,000 capital requirement.

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

                              The recorded value of the notes payable
                              approximate fair value of instruments with similar rates and maturities.

5. RELATED PARTY              Revenues from related parties are as follows:
   TRANSACTIONS

                              December 31,           1997              1996
                              -------------------------------------------------
                              Interest            $606,826           $356,105

                              Service fees          34,417             24,769
                              -------------------------------------------------
                                                  $641,132           $380,874
                              =================================================

                               MATZEL & MUMFORD AT
                             SOUTH BRUNSWICK, L.L.C.










================================================================================

                                                            FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31, 1997 AND PERIOD MAY 1, 1996

                                        (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                 MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                                                    CONTENTS

================================================================================

INDEPENDENT AUDITORS' REPORT                                           F-12

FINANCIAL STATEMENTS:
   Balance sheets                                                      F-13
   Statements of income from operations                                F-14
   Statements of cash flows                                            F-15
   Notes to financial statements                                    F-16-F-20

INDEPENDENT AUDITORS' REPORT

To the Members
Matzel & Mumford at South Brunswick, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheets of Matzel & Mumford at South Brunswick, L.L.C. as of December 31, 1997 and 1996, and the related statements of operations and cash flows for the year ended December 31, 1997 and the period May 1, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at South Brunswick, L.L.C. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1997 and the period May 1, 1996 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.



February 20, 1998



                                               MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                                                            BALANCE SHEETS

==========================================================================================

December 31,                                                      1997                1996
------------------------------------------------------------------------------------------
ASSETS
   Cash                                                    $    53,028          $      457
   Cash - restricted (Note 1)                                  188,600                  --
   Inventory (Note 2)                                        8,776,775           4,404,951
------------------------------------------------------------------------------------------
              TOTAL ASSETS                                  $9,018,403          $4,405,408
==========================================================================================
LIABILITIES AND MEMBERS' EQUITY
   Accounts payable and accrued expense                    $   163,174              18,063
   Customer deposits                                           581,526                  --
   Due to affiliates (Note 5)                                  422,194             642,220
   Note payable (Note 3)                                       300,000                   -
   Mortgage payable - M&M Mortgage Funding (Note 4)          2,496,545           2,800,000
   Mortgage payable (Note 4)                                 5,046,744             945,125
------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                              9,010,183           4,405,408
------------------------------------------------------------------------------------------
MEMBERS' EQUITY                                                  9,220               1,000
RECEIVABLE FROM MEMBERS                                         (1,000)             (1,000)
------------------------------------------------------------------------------------------
              TOTAL MEMBERS' EQUITY                              8,220                  --
------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND MEMBERS' EQUITY         $9,018,403          $4,405,408
==========================================================================================

                                           See accompanying notes to financial statements.


                                     MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                            STATEMENTS OF INCOME FROM OPERATIONS

================================================================================
                                                                 For the period
                                                  FOR THE      May 1, 1996 (date
                                                YEAR ENDED      of inception to
                                               DECEMBER 31,       December 31,
                                                   1997               1996
-------------------------------------------------------------------------------
INTEREST INCOME                                  $1,620          $     --
OTHER INCOME                                      6,600                 -
-------------------------------------------------------------------------------
              NET INCOME                         $8,220          $     --
================================================================================

                                 See accompanying notes to financial statements.



                                                                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                                                                      STATEMENTS OF CASH FLOWS

==============================================================================================================
                                                                                                For the period
                                                                                   FOR THE    May 1, 1996 (date
                                                                                 YEAR ENDED    of inception) to
                                                                                DECEMBER 31,     December 31,
                                                                                    1997             1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     8,220       $        --
   Adjustments to reconcile net loss to net cash used in operating activities:
        Increase in cash - restricted                                              (188,600)               --
        Increase in inventories                                                  (4,371,824)       (3,459,826)
        Increase in accounts payable and accrued expenses                           145,111            18,063
        Increase in customer deposits                                               581,526                --
-----------------------------------------------------------------------------------------------------------------
              NET CASH USED IN OPERATING ACTIVITIES                              (3,825,567)       (3,441,763)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                                       300,000                --
   Proceeds from mortgages payable                                                6,443,289         2,800,000
   Repayments on mortgages payable                                               (2,645,125)               --
   Repayments to/advances from affiliates                                          (220,026)          642,220
-----------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,878,138         3,442,220
-----------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                     52,571               457
CASH, BEGINNING OF PERIOD                                                               457                --
-----------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                             $    53,028       $       457
=================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                       $   752,434       $   412,416
=================================================================================================================

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

                              Inventory costs are comprised of land, direct unit, financing costs, project overhead and allocated costs. Development costs will be capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, house construction, project overhead, interest and a portion of construction management fees. Interest capitalized is based upon the interest rate on specifically related debt. Management fees to a related party are paid and capitalized by the Company.

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

2. INVENTORIES                Inventories relating to the development of
                              single-family homes consist of the following:

                               December 31,               1997          1996
                               -----------------------------------------------
                               Land                 $3,580,091    $3,473,309

                               Direct construction   1,252,118            --

                               Project overhead      2,779,716       519,196

                               Financing             1,164,850       412,416
                               -----------------------------------------------
                                                    $8,776,775    $4,404,951
                               ===============================================

                              All expenses incurred for the development of the project will be capitalized. Selling expenses which do not benefit future periods, will be treated as period costs and will be expensed as incurred.

                                     MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                                  NOTES TO FINANCIAL STATEMENTS

================================================================================

3. NOTES PAYABLE              On June 16, 1997, the Company entered into a
                              financing arrangement with an individual in the amount of $300,000 bearing interest at 15%.
                              Repayment of principal calls for $10,000 per closing, for closings 11 through 40, but no later than June 15, 1999. The first interest payment commences six months from the date of the note and then every three months thereafter. The note is collateralized by a financial guarantee bond, which is guaranteed by the managing member's of the Company.

                              The fair value of the note payable approximates fair value of instruments with similar terms and average maturities.

 4. MORTGAGES PAYABLE         December 31, 1997
                           -----------------------------------------------------
                           Land and construction - related party (a)  $2,496,545

                           Land and construction (b)                   4,809,244

                           1st mortgage (c)                              237,500

                           -----------------------------------------------------
                                                                      $7,543,289
                           =====================================================

                              (a) The Company has a mortgage payable to
                                  Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at South Brunswick. The note is in the maximum amount of $3,400,000 and is to fund land acquisition and site improvements for phase two (51 lots) and is payable interest only at 16%. Interest payments are payable quarterly until November 1999, when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property.

                                     MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                              (b) The Company has commitments from a bank
                                  for land acquisition and construction as follows:

                                  o  Note A, in the maximum amount of
                                     $4,000,000, is to fund land acquisition
                                     and improvements. The note bears
                                     interest at the prime rate, plus 1 1/2%, and matures in June 1998. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $120,000. The loan is collateralized by a first mortgage on the land and improvements of phase one (40 lots) of the project and is guaranteed by the managing member's of the Company. At December 31, 1997, the Note has a balance of $4,000,000.

                                  o  Note B, a revolver, in the maximum
                                     amount of $2,500,000, is to be used to
                                     fund construction projects. The note
                                     bears interest at the prime rate, plus
                                     1%, and matures in June 1998. Interest
                                     is payable monthly and principal is paid at par upon closing of a unit. The loan is collateralized by a first mortgage on the units being constructed. The note balance is $809,240 as of December 31, 1997.

                              (c)    The Company has a mortgage payable in
                                     the maximum amount of $500,000, is to
                                     fund the construction of two model
                                     homes. The note has a term of 18 months
                                     expiring July 1998 and bears interest at the prime rate, plus 1 1/2%. Interest is payable monthly and principal is paid at par upon closing of the unit. The loan is collateralized by the model home being constructed. The note balance is $237,500 as of December 31, 1997.

                                     The fair value of the mortgages
                                     approximates fair value of instruments
                                     with similar terms and average
                                     maturities.

                                     MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                                  NOTES TO FINANCIAL STATEMENTS

================================================================================

5. RELATED PARTY
   TRANSACTIONS               The Company has an agreement with the Matzel &
                              Mumford Organization, Inc. ("MMO"), whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house.
                              MMO is entitled to draws of $30,000 per month.
                              Through December 31, 1997, the Company advanced
                              MMO $530,000 of management fees.

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

                               MATZEL & MUMFORD AT
                                  FREEHOLD, L.L.C.






================================================================================

                                                            FINANCIAL STATEMENTS
                         YEAR ENDED DECEMBER 31, 1997 AND PERIOD OCTOBER 3, 1996
                                        (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                         MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                                                     CONTENTS

================================================================================

INDEPENDENT AUDITORS' REPORT                                            F-23

FINANCIAL STATEMENTS:
   Balance sheets                                                       F-24
   Statements of loss from operations                                   F-25
   Statements of cash flows                                             F-26
   Notes to financial statements                                      F-27-F-31

INDEPENDENT AUDITORS' REPORT

To the Members
Matzel & Mumford at Freehold, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheets of Matzel & Mumford at Freehold, L.L.C. as of December 31, 1997 and 1996, and the related statements of operations and cash flows for the year ended December 31, 1997 and the period October 3, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at Freehold, L.L.C. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period October 3, 1996 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.



February 20, 1998



                                                                  MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                                                                        BALANCE SHEETS

======================================================================================================

December 31,                                                           1997                       1996
------------------------------------------------------------------------------------------------------
ASSETS
   Cash                                                         $   361,379                 $   67,949
   Cash-restricted (Note 1)                                         229,020                    197,470
   Inventory (Notes 2 and 3)                                     11,756,553                  7,718,927
   Note receivable                                                   44,500                         --
   Due from affiliates (Note 4)                                     809,711                    126,322
   Fixed assets, net                                                  7,856                         --
   Utility deposits                                                  38,570                         --
------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                      $13,247,589                 $8,110,668
======================================================================================================
LIABILITIES AND MEMBERS' EQUITY
   Accounts payable and accrued expenses                        $   709,668                 $  134,426
   Mortgages payable (Note 3)                                    11,587,034                  7,976,242
   Customer deposits                                                891,680                         --
------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                  13,188,382                  8,110,668
------------------------------------------------------------------------------------------------------
MEMBERS' EQUITY                                                      60,207                      1,000
MEMBERS' EQUITY RECEIVABLE                                           (1,000)                    (1,000)
------------------------------------------------------------------------------------------------------
              TOTAL MEMBERS' EQUITY                                  59,207                         --
------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND MEMBERS' EQUITY             $13,247,589                 $8,110,668
======================================================================================================

                                                       See accompanying notes to financial statements.


                                            MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                              STATEMENTS OF LOSS FROM OPERATIONS

================================================================================

December 31,                                            1997          1996
-------------------------------------------------------------------------------
NET SALES                                         $6,309,597       $    --
COST OF SALES                                      6,062,480            --
-------------------------------------------------------------------------------
              GROSS PROFIT                           247,117            --
GENERAL AND ADMINISTRATIVE EXPENSES                  194,409            --
-------------------------------------------------------------------------------
              INCOME FROM OPERATIONS                  52,708            --
OTHER INCOME                                           6,499            --
-------------------------------------------------------------------------------
              NET INCOME                          $   59,207       $    --
================================================================================

                                 See accompanying notes to financial statements.


                                                                                    MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                                                                                STATEMENTS OF CASH FLOWS

========================================================================================================================
                                                                                                      For the period
                                                                                                      October 3, 1996
                                                                                 YEAR ENDED         (date of inception)
                                                                                DECEMBER 31,          to December 31,
                                                                                    1997                    1996
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $     59,207            $        --
   Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation                                                                  3,929                     --
        Increase in cash-restricted                                                 (31,550)              (197,470)
        Increase in inventories                                                  (4,037,626)            (6,019,659)
        Increase in accounts payable                                                575,242                134,426
        Increase in miscellaneous deposits                                          (38,570)                    --
        Increase in customer deposits                                               891,680                     --
-----------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN OPERATING ACTIVITIES                              (2,577,688)            (6,082,703)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed asset acquisition                                                          (11,785)                    --
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of mortgages payable                                                 (850,000)                    --
   Proceeds from mortgages payable                                                4,460,792              6,276,974
   Increase in note receivable                                                      (44,500)                    --
   Increase in due from affiliates                                                 (683,389)              (126,322)
-----------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,882,903              6,150,652
-----------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                    293,430                 67,949
CASH, BEGINNING OF PERIOD                                                            67,949                     --
-----------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                             $   361,379            $    67,949
=======================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                       $ 1,204,100            $   161,884
========================================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   The acquisition of the land was partially financed by the seller in the amount of $1,699,268 in 1996.
========================================================================================================================

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

2. INVENTORIES                Inventories relating to the development of
                              single-family homes consist of the following:


                              December 31,                1997            1996
                              -------------------------------------------------
                              Land                 $ 6,268,725      $7,060,556

                              Site improvements      2,724,508              --

                              Construction costs       664,462              --

                              Financing              1,227,091         234,147

                              Project overhead         871,767         424,224
                              -------------------------------------------------
                                                   $11,756,553      $7,718,927
                              ================================================

                              All expenses incurred for the development of the project will be capitalized.

                                            MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

3. LOANS AND               December 31, 1997
   MORTGAGES PAYABLE
                           ---------------------------------------------
                           Land and construction loan (a)  $  6,843,090
                           1st mortgage (b)                   1,099,268
                           2nd mortgage (c)                     600,000
                           2nd mortgage (d)                     979,676
                           3rd mortgage (e)                   1,000,000
                           4th mortgage (f)                   1,065,000
                           ---------------------------------------------
                                                           $11,587,034
                           =============================================


                           a) The Company has a commitment from a bank for
                              land acquisition and construction not to exceed $10,330,000 as follows:

                              o Note A in the maximum amount of $6,030,000 is to fund land acquisition and improvements. The note has a term of 18 months, is due in May 1998 and bears interest at the prime rate, plus 1.5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $110,210. The Note has a balance of $4,266,440 at December 31, 1997.

                              o Note B in the amount of $700,000 matures in May 1998 and bears interest at 18%. Interest is payable monthly and principal is due at maturity. At December 31, 1997, this Note had a balance of $325,000.

                              o Note C, a revolver, in the maximum amount of $3,000,000, is to be used to fund construction projects. The note bears interest at the prime rate, plus 1%, and matures in May 1998. Interest is payable monthly and principal is paid at par upon closing of a unit. The Note balance is $2,251,650 as of December 31, 1997.

                              The loan is collateralized by a first mortgage on the land and improvements of phases one and two (95 lots) of the project and is guaranteed by the managing members.

                                            MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                          (b) The Company has a first mortgage to the seller
                              in the original amount of $1,699,268, of which $600,000 was payable on November 15, 1997 and another $600,000 is payable on November 15, 1998 with the balance due on November 15, 1999. The mortgage bears interest at 9.25%, which is payable at the time of the related principal payment. The note is collateralized by a first mortgage on phase three (31 lots) of the project.

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

                          (d) The Company has a second mortgage from a bank
                              for site improvements on phase two (49 lots) not to exceed $2,415,000. The note matures in May 1998 and bears interest at the prime rate, plus 1 1/2%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related site improvements or $59,143 per lot.

                          (e) The Company has a third mortgage payable on
                              phases one and two to an investor group in the amount of $1,000,000. The note bears interest at the rate of 20%, of which 6% can be deferred until the 21st closing when the deferred portion is payable. Thereafter, interest is payable in full quarterly. Principal is payable $20,000 per house beginning with the 21st through 50th closing and $40,000 for the 51st through 60th closing with the balance, if any, due on January 31, 2000.

                                            MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                          (f) The Company has a mortgage payable to an
                              insurance company in the maximum amount of $1,250,000 bearing interest at 20% on the first $1,000,000 and 25% on the balance. The Company made a principal repayment of $250,000 during the year, which was at the interest rate of 25%. Fifty percent of the interest is payable semi-annually beginning one year from initial advance with the balance deferred until the related principal payments commence. Principal is payable $50,000 per house, plus the related portion of the deferred interest, beginning with the 76th closing through the 95th closing with the unpaid balance, if any, due December 31, 2001. The note is collateralized by a third mortgage on the land and improvements of phases two and three and the guarantee of the managing members.

4. RELATED PARTY
   TRANSACTIONS            The Company has an agreement with the Matzel &
                           Mumford Organization, Inc. ("MMO"), whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to draws of $30,000 per month. Through
                           December 31, 1997, $360,000 of management fees have been paid.

                           Included in due to/from affiliates are advances to and transfers of costs incurred by affiliated companies of the managing member of the Company. The amounts are short term in nature and bear no interest. The amounts are to be repaid as cash flow allows.