Form 10QSB
period 1998-03-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1998-04-27
CIK 1002525

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   ----------

                                   FORM 10-QSB

                                   ----------


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT


           For the transition period from ___________ to _____________


                        Commission file number 33-98178


                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             NEW JERSEY                                     22-33-82016
    -------------------------------                      -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


                                100 VILLAGE COURT
                            HAZLET, NEW JERSEY, 07730
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (732) 888-1055
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X     No
                                ---       ---


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                            Yes        No
                                ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500 shares common stock, no par value as of March 31, 1998

           Transitional Small Business Disclosure Format (check one):

                            Yes        No  X
                                ---       ---

================================================================================

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                   ----------

                                FORM 10-QSB INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................    1


MATZEL & MUMFORD MORTGAGE FUNDING, INC.

    Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997
      Statements of Operations and Retained Earnings for the Three Months
      ended March 31, 1998 (unaudited) ...................................
    Statement of Cash Flows for the Three Months Ended March 31, 1998
      (unaudited) ........................................................
    Notes to Financial Statements (unaudited) ............................


MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

    Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997
      Statements of Operations and Retained Earnings for the Three Months
      ended March 31, 1998 (unaudited) ...................................
    Statement of Cash Flows for the Three Months Ended March 31, 1998
      (unaudited).........................................................
    Notes to Financial Statements (unaudited).............................


MATZEL & MUMFORD AT FREEHOLD, L.L.C.

    Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997
      Statements of Operations and Partners' Capital for the Three Months
      ended March 31, 1998 (unaudited)....................................
    Statement of Cash Flows for the Three Months Ended March 31, 1998
      (unaudited).........................................................
    Notes to Financial Statements (unaudited).............................

Item 2.  Management's Plan of Operation ..................................

                                                                            Page
                                                                            ----
PART II. OTHER INFORMATION

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

Item 3.  Defaults Upon Senior Securities .................................

Item 4.  Submission of Matters to a Vote of Security Holders..............

Item 5.  Other Information ....... .......................................

Item 6.  Exhibits and Reports on Form 8-K ................................

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1998

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Balance Sheets  .......................................................      1

Statement of Operations and Retained Earnings .........................      2

Statement of Cash Flows ...............................................      3

Notes to the Financial Statements .....................................    4 - 5

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                                 BALANCE SHEETS
                    AS OF MARCH 31,1998 AND DECEMBER 31, 1997


                                                        3/31/98       12/31/97
                                                       ----------    ----------
                                                      (unaudited)    (audited)
                                     ASSETS

Cash ..............................................    $  197,402    $  945,616
Prepaid income taxes ..............................           100
Mortgages receivable ..............................     3,853,480     3,096,545
Deferred costs, net ...............................       175,418       186,049
                                                       ----------    ----------
TOTAL ASSETS ......................................    $4,226,400    $4,228,210
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable ..................................         6,671    $      125
Notes Payable .....................................    $3,750,000     3,750,000
                                                       ----------    ----------
TOTAL LIABILITIES .................................     3,756,671     3,750,125
                                                       ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value,
     5,000 shares authorized
     500 shares issued and outstanding ............        10,000        10,000
   Additional paid-in capital .....................       490,000       490,000
   Retained earnings ..............................       (30,271)      (21,915)
                                                       ----------    ----------
TOTAL STOCKHOLDERS' EQUITY ........................       469,729       478,085
                                                       ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........    $4,226,400    $4,228,210
                                                       ==========    ==========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


Revenue ..........................................................     $148,048

Interest expense .................................................      138,699
                                                                       --------
Income (loss) before G & A and amortization ......................        9,349

General & administrative expenses ................................        7,074

Amortization .....................................................       10,631
                                                                       --------
Net Income .......................................................       (8,356)

Retained Earnings, beginning of period ...........................     $(21,915)

Retained Earnings, end of period .................................     $(30,271)
                                                                       ========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...................................................     $  (8,356)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization .............................................        10,631
       Increase in mortgages receivable .........................      (756,935)
       Increase in prepaid income taxes .........................          (100)
       Increase in accounts payable .............................         6,546
                                                                      ---------

NET CASH USED IN OPERATING ACTIVITIES ...........................      (748,214)

DECREASE IN CASH ................................................      (748,214)

CASH, Beginning of period .......................................       945,616
                                                                      ---------
CASH, End of period .............................................     $ 197,402
                                                                      =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

                      FOR THE QUARTER ENDED MARCH 31, 1998

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Balance Sheets ............................... ...........................   1

Statement of Operations and Retained Earnings ............................   2

Statement of Cash Flows...................................................   3

Notes to the Financial Statements ........................................ 4 - 8

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                 BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                       03/31/98       12/31/97
                                                     (unaudited)      (audited)
                                                     -----------     ----------
                                     ASSETS

Cash ...........................................     $    62,112     $   53,028
Performance Bond ...............................         312,973        188,600
Inventories ....................................      11,573,430      8,776,775
                                                     -----------     ----------
TOTAL ASSETS ...................................     $11,948,515     $9,018,403
                                                     ===========     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable--M&M Mortgage Funding .........     $ 3,253,480     $2,496,545
Mortgage payable ...............................       6,767,207      5,046,744
Note payable ...................................         300,000        300,000
Accounts payable ...............................         832,110        163,174
Customer deposits ..............................         774,013        581,526
Due to affiliate ...............................          14,082        422,194
                                                     -----------     ----------
TOTAL LIABILITIES ..............................      11,940,892      9,010,183
                                                     -----------     ----------
PARTNERS' CAPITAL ..............................           7,623          8,220
                                                     -----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ........     $11,948,515     $9,018,403
                                                     ===========     ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

Sales ............................................................     $318,714

Cost of sales ....................................................      313,696
                                                                       --------
Gross profit .....................................................        5,018

Selling, general and administrative expenses .....................        9,978
                                                                       --------
Income from operations ...........................................       (4,960)

Interest income ..................................................        4,363
                                                                       --------
Net income (loss) ................................................         (597)

Member's capital, Beginning of period ............................        8,220
                                                                       --------
Member's capital, End of Period ..................................     $  7,623
                                                                       ========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ........................................              (597)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in performance bonds ........................          (124,373)
       Increase in inventories ..............................        (2,796,655)
       Increase (decrease) in accounts payable ..............           668,936
       Increase (decrease) in customer deposits .............           192,487
                                                                    -----------

NET CASH USED IN OPERATING ACTIVITIES .......................        (2,060,202)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgages payable ......................         2,723,613
       Payments on mortgages payable ........................          (246,215)
       Proceeds to affiliate ................................          (408,112)
                                                                    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...................         2,069,286
                                                                    -----------

INCREASE IN CASH ............................................             9,084

CASH, Beginning of period ...................................            53,028
                                                                    -----------
CASH, End of period .........................................       $    62,112
                                                                    ===========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at March 31, 1998:

          Land ..................................................   $ 3,562,251
          Approval costs ........................................       810,996
          Land improvements and
            construction costs ..................................     4,565,506
          Project overhead ......................................       868,807
          Financing costs .......................................     1,417,394
          Sales and marketing ...................................       348,476
                                                                    -----------
                                                                    $11,573,430
                                                                    ===========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31, 1998 are $2,027,466.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 3 -- NOTE PAYABLE

          On June 16, 1997, the Company entered into a financing arrangement with an individual in the amount of $300,000 bearing interest at 15.00%. Repayment of principal calls for $10,000 per closing, for closings 11 through 40, but no later than June 15, 1999. The first interest payment commences on six months from the date of the note and then every three months thereafter. The note is collateralized by a financial guarantee bond, which is guaranteed by the managing member's of the Company.

          The fair value of the note payable approximates fair value of instruments with similar terms and average maturities.

NOTE 4 -- MORTGAGES PAYABLE

          March 31, 1998
          --------------
            Land and improvement -- related party (a) ...........    $ 3,253,480
            Land and construction (b) ...........................      6,371,054
            1st mortgage (c) ....................................        396,153
                                                                     -----------
                                                                     $10,020,687
                                                                     ===========
          ----------
          (a) The Company has a mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by members of M & M at South Brunswick. The note is in the maximum amount of $3,400,000 and is to fund land acquisition and site improvements for phase two (51 lots) and is payable interest only at 16.00%. Interest payments are payable quarterly until November 15, 1999, when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property.

          (b) The Company has a commitment from a bank for land acquisition and construction not to exceed $6,400,000 as follows:

                    Note A in the maximum amount of $4,000,000 is to fund land acquisition and improvements. The note has a term of 18 months and bears interest at a rate of prime plus 1.5%, and matures in June 1998.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 4 -- MORTGAGES PAYABLE (Continued)

                    Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $120,000. The loan is collateralized by a first mortgage on the land and improvements of phase one (40 lots) of the project and is guaranteed by the managing member's of the Company. At March 31, 1998, the Note has a balance of $3,880,000.

                    Note B, a revolver, in the maximum amount of $2,500,000 is fund the construction of sold homes. The note has a term of 18 months and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with the closing of each home. The loan is collateralized by a first mortgage on the units being constructed. The note balance is $2,491,054 as of March 31, 1998.

                    Note C in the amount of $500,000 is fund the construction of two model homes. The note has a term of 18 months expiring July 1998 and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with the closing of each model home. The loan is collateralized by the model homes being constructed. The note balance is $396,153 as of March 31, 1998.

          The fair value of the mortgages approximates fair value of instruments with similar terms and average maturities.

NOTE 5 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $620,000 in management fees which have been capitalized in inventories at March 31, 1998.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 5 -- RELATED PARTY TRANSACTIONS (Continued)

          Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1998

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Balance Sheets ............................... ..........................   1

Statement of Operations and Partner's Capital............................   2

Statement of Cash Flows..................................................   3

Notes to the Financial Statements ....................................... 4 - 8

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                 BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                       03/31/98        12/31/97
                                                     (unaudited)      (audited)
                                                     -----------     -----------
                                     ASSETS

Cash ...........................................     $    78,417     $   361,379
Cash - restricted ..............................         229,020         229,020
Notes receivable ...............................          44,500          44,500
Utility deposits ...............................          38,570          38,570
Fixed assets, net ..............................           6,383           7,856
Due from affiliates ............................         851,076         809,711
Inventories ....................................      12,426,643      11,756,553
                                                     -----------     -----------

TOTAL ASSETS ...................................     $13,674,609     $13,247,589
                                                     ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgages payable ..............................     $11,643,956     $11,587,034
Accounts payable ...............................         966,267         709,668
Customer deposits ..............................         951,275         891,680
                                                     -----------     -----------

TOTAL LIABILITIES ..............................      13,561,498      13,188,382
                                                     -----------     -----------

PARTNERS' CAPITAL ..............................         113,111          59,207
                                                     -----------     -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ........     $13,674,609     $13,247,589
                                                     ===========     ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


Sales ...........................................................     $2,778,889

Cost of sales ...................................................      2,641,460
                                                                      ----------
Gross profit ....................................................        137,429

Selling, general and administrative expenses ....................         83,335
                                                                      ----------
Income from operations ..........................................         54,094

Depreciation ....................................................          1,473

Interest income .................................................          1,283
                                                                      ----------
Net income ......................................................         53,904

Member's capital, Beginning of period ...........................         59,207
                                                                      ----------
Member's capital, End of Period .................................     $  113,111
                                                                      ==========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ...........................................    $    53,904
   Depreciation ................................................          1,473
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories .................................       (670,090)
       Increase (decrease) in customer deposits ................         59,545
       Increase (decrease) in accounts payable .................        256,649
                                                                    -----------

NET CASH USED IN OPERATING ACTIVITIES ..........................       (298,519)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable ..........................      2,289,952
       Payments of construction and land mortgages .............     (2,233,030)
       Proceeds to affiliate ...................................        (41,365)
                                                                    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ......................         15,557
                                                                    -----------

DECREASE IN CASH ...............................................       (282,962)

CASH, Beginning of period ......................................        361,379
                                                                    -----------
CASH, End of period ............................................    $    78,417
                                                                    ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at Freehold, L.L.C. ("M & M at "Freehold") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Freehold, New Jersey and developing and constructing 126 single-family homes on that land.

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

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at March 31, 1998:

               Land .......................................    $ 5,833,074
               Approval costs .............................        880,943
               Land improvements and
                 construction costs .......................      3,551,422
               Project overhead ...........................        447,895
               Financing costs ............................      1,157,943
               Sales and marketing ........................        555,366
                                                               -----------
                                                               $12,426,643
                                                               ===========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31, 1998 are $1,394,128.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 3 -- MORTGAGES PAYABLE

                                                        03/31/98      12/31/97
                                                      -----------   -----------
          Land and construction mortgages(a) ......   $ 6,771,484   $ 6,843,090
          1st mortgage(b) .........................     1,099,268     1,099,268
          2nd mortgage(c) .........................       600,000       600,000
          2nd mortgage(d) .........................     1,133,204       979,676
          3rd mortgage(e) .........................       940,000     1,000,000
          3rd mortgage(b) .........................     1,100,000     1,065,000
                                                      -----------   -----------
                                                      $11,643,956   $11,587,034
                                                      ===========   ===========

          (a) The company has a commitment from a bank for land acquisition and construction not to exceed $10,330,000 as follows:

                    Note A in the maximum amount of $6,030,000 is to fund land acquisition and improvements. The note has a term of 18 months, is due in May 1998, and bears interest at the prime rate, plus 1.5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the amount advanced for land acquisition and site improvements, or $110,210. The Note has a balance of $3,825,600 at March 31, 1998.

                    Note B in the amount of $700,000 matures in May 1998 and bears interest at 18%. Interest is payable monthly and principal is due at maturity. At March 31, 1998, this Note had a balance of $150,000.

                    Note C, a revolver, in the maximum amount of $3,000,000, is to be used to fund construction. The note bears interest at the prime rate, plus 1%, and matures in May 1998. Interest is payable monthly and principal is paid at par upon closing of a unit. The Note balance is $2,795,884 as of March 31, 1998.

               The loan is collateralized by a first mortgage on the land and improvements of phases one and two (95 lots) of the project and is guaranteed by the managing members.

          (b) The Company has a first mortgage to the seller in the original amount of $1,699,268, of which $600,000 was payable on November 15, 1997, and another $600,000 is payable on November 15, 1998 with the balance due on November 15, 1999. The mortgage bears interest at 9.25%, which is payable at the time of the related principal payment. The note is collateralized by a first mortgage on phase three (31 lots) of the project.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 3 -- MORTGAGES PAYABLE (continued)

          (c) The Company has a second mortgage to Matzel & Mumford Mortgage Funding, an entity controlled by the members of M & M at Freehold, which is payable interest only at 16%. Interest payments are payable quarterly until November 15, 1999 when the outstanding principal balance is due. The is collateralized by a second mortgage on phase three (31 lots) of the project.

          (d) The Company has a second mortgage from a bank for site improvements on phase two (49 lots) not to exceed $2,415,000. The note matures in May 1998 and bears interest at the prime rate, plus 1 1/2%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related improvements or $59,143 per lot.

          (e) The Company has a third mortgage payable on phases one and two to an investor group in the amount of $1,000,000. The note bears interest at the rate of 20%, of which 6% is deferred until the twenty first closing when the deferred portion is payable. Thereafter, interest is payable in full quarterly. Principal is payable $20,000 per house beginning with the 21st through the 50th closing and $40,000 from the 51st through the 60th closing with the balance, if any, due on January 31, 2000.

          (f) The Company has a fourth mortgage payable to an insurance company in the maximum amount of $1,250,000 bearing interest at 20% on the first $1,000,000 and 25% on the balance. The Company made a principal repayment in the amount of $250,000 during the year, which was at an interest rate of 25%. Fifty percent of the interest is payable semi-annually beginning one year from the initial advance with the balance deferred until the related principal payments commence. Principal is payable $50,000 per house, plus the related portion of the deferred interest, beginning with the 76th closing through the 95th closing with the unpaid balance, if any, due December 31, 2001. The note is collateralized by a fourth mortgage on the land and improvements of phases one and two and the guarantee of the managing members.

NOTE 4 -- RELATED PARTY TRANSACTIONS

               The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $50,000 per month. Since inception, the Company has incurred

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 4 -- RELATED PARTY TRANSACTIONS (continued)

          $510,000 in management fees of which $236,185 have been capitalized in inventories at March 31, 1998.

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

     During the first quarter of 1998, the Funding Company made loan advances to Matzel & Mumford at South Brunswick, LLC ("South Brunswick") for site improvements under the $3.4 million first mortgage.

     As of March 31, 1998, the Funding Company had an aggregate of $3,853,480 of loans outstanding, allocated as follows: to Matzel & Mumford at South Brunswick, L.L.C. ("South Brunswick"), (an aggregate of $3,253,480 secured by a first mortgage), and to Matzel & Mumford at Freehold, LLC (an aggregate of $600,000 secured by a second mortgage). The financial statements of each of these entities are included with this Quarterly Report. The Funding Company also had $146,520 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

     During the first quarter of 1998, none of the loans outstanding were repaid and no new loans have been identified.

     Subsequent to March 31, 1998, the Funding Company has not identified any new loans.

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

     None

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


                                    MATZEL & MUMFORD MORTGAGE FUNDING, INC.


Date: November 14, 1997             By: /s/ ROGER MUMFORD
                                        ----------------------------------------
                                        Roger Mumford, President
                                        (Principal Executive Officer)


                                    By: /s/ JONATHAN FISHER
                                        ----------------------------------------
                                        Jonathan Fisher, Chief Financial Officer
                                        (Principal Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 21, 1998                By: /s/ ROGER MUMFORD
                                        ----------------------------------------
                                        Roger Mumford, Director


                                    By: /s/ BRUCE MATZEL
                                        ----------------------------------------
                                        Bruce Matzel, Director