Form 10QSB
period 1998-06-30
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1998-08-14
CIK 1002525

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

                  For the quarterly period ended June 30, 1998


           [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                              OF THE EXCHANGE ACT

            For the transition period from ________ to _________


                        Commission file number 33-98178



                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           NEW JERSEY                                            22-3382016
-------------------------------                              -------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes  X    No
                                    ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500 shares common stock, no par value as of June 30, 1998

           Transitional Small Business Disclosure Format (check one):

                                Yes  X    No
                                    ---      ---

================================================================================

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                                   ----------

                                FORM 10-QSB INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ..............................................   1

MATZEL & MUMFORD MORTGAGE FUNDING, INC.

   Balance Sheets as of June 30, 1998 (unaudited) and
     December 31, 1997.....................................................
   Statements of Operations and Retained Earnings for the Six Months
     ended June 30, 1998 (unaudited) ......................................
   Statements of Operations and Retained Earnings for the Three Months
     ended June 30, 1998 (unaudited).......................................
   Statement of Cash Flows for the Six Months Ended June 30, 1998
     (unaudited)...........................................................
   Notes to Financial Statements (unaudited)...............................

MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

   Balance Sheets as of June 30, 1998 (unaudited) and
     December 31, 1997.....................................................
   Statements of Operations and Retained Earnings for the Six Months
     ended  June 30, 1998 (unaudited) .....................................
   Statements of Operations and Retained Earnings for the Three Months
     ended June 30, 1998 (unaudited).......................................
   Statement of Cash Flows for the Six Months Ended June 30, 1998
     (unaudited)...........................................................
   Notes to Financial Statements (unaudited)...............................

MATZEL & MUMFORD AT FREEHOLD, L.L.C.

   Balance Sheets as of June 30, 1998 (unaudited) and
     December 31, 1997.....................................................
   Statements of Operations and Partners' Capital for the Six Months
     ended June 30, 1998 (unaudited).......................................
   Statements of Operations and Retained Earnings for the Three Months
     ended June 30, 1998 (unaudited).......................................
   Statement of Cash Flows for the Six Months Ended June 30, 1998
     (unaudited)...........................................................
   Notes to Financial Statements (unaudited)...............................

Item 2.  Management's Plan of Operation ...................................

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings ................................................

Item 2.  Changes in Securities ............................................

Item 3.  Defaults Upon Senior Securities ..................................

Item 4.  Submission of Matters to a Vote of Security Holders...............

Item 5.  Other Information ................................................

Item 6.  Exhibits and Reports on Form 8-K .................................

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                              FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 1998

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheets ..........................................................     1

Statement of Operations and Retained Earnings ...........................     2

Statement of Cash Flows .................................................     3

Notes to the Financial Statements .......................................    4-5

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                                 BALANCE SHEETS

                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                                         6/30/98      12/31/97
                                                       ----------    ----------
                                                      (unaudited)     (audited)
                       ASSETS
Cash ...............................................   $  152,242    $  945,616
Prepaid income taxes ...............................          100
Mortgages receivable ...............................    3,903,264     3,096,545
Deferred costs, net ................................      164,787       186,049
                                                       ----------    ----------
TOTAL ASSETS .......................................   $4,220,393    $4,228,210
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable ...................................                 $      125
Notes Payable ......................................   $3,750,000     3,750,000
                                                       ----------    ----------
TOTAL LIABILITIES ..................................    3,750,000     3,750,125
                                                       ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Common stock, no par value,
    5,000 shares authorized
    500 shares issued and outstanding ..............       10,000        10,000
  Additional paid-in capital .......................      490,000       490,000
  Retained earnings ................................      (29,607)      (21,915)
                                                       ----------    ----------
TOTAL STOCKHOLDERS' EQUITY .........................      470,393       478,085
                                                       ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $4,220,393    $4,226,400
                                                       ==========    ==========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


Revenue .........................................................      $166,750

Interest expense ................................................       149,326
                                                                       --------

Income(loss) before G & A and amortization ......................        17,424

General & administrative expenses ...............................         6,129

Amortization ....................................................        10,631
                                                                       --------

Net Income ......................................................           664

Retained Earnings, beginning of period ..........................      $(30,271)

Retained Earnings, end of period ................................      $(29,607)
                                                                       ========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


Revenue ..........................................................     $314,798

Interest expense .................................................      288,025
                                                                       --------

Income(loss) before G & A and amortization .......................       26,773

General & administrative expenses ................................       13,203

Amortization .....................................................       21,262
                                                                       --------

Net Income .......................................................       (7,692)

Retained Earnings, beginning of period ...........................     $(21,915)

Retained Earnings, end of period .................................     $(29,607)
                                                                       ========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                             STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .................................................       $  (7,692)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization ...........................................          21,262
       Increase in mortgages receivable .......................        (806,719)
       Increase in prepaid income taxes .......................            (100)
       Increase in accounts payable ...........................            (125)
                                                                      ---------

NET CASH USED IN OPERATING ACTIVITIES .........................        (793,374)

DECREASE IN CASH ..............................................        (793,374)

CASH,  Beginning of period ....................................         945,616
                                                                      ---------

CASH,  End of period ..........................................       $ 152,242
                                                                      =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

                       FOR THE QUARTER ENDED JUNE 30, 1998

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheets.........................................................       1

Statement of Operations and Retained Earnings .........................      2-3

Statement of Cash Flows ...............................................       4

Notes to the Financial Statements .....................................      5-9

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                 BALANCE SHEETS

                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                                       06/30/98       12/31/97
                                                     (unaudited)      (audited)
                                                     -----------     ----------
                      ASSETS
Cash ...........................................     $    41,776     $   53,028
Performance Bond ...............................         271,736        188,600
Inventories ....................................      10,278,844      8,776,775
                                                     -----------     ----------
TOTAL ASSETS ...................................     $10,592,356     $9,018,403
                                                     ===========     ==========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable -- M&M Mortgage Funding .......     $ 3,303,264     $2,496,545
Mortgage payable ...............................       5,137,519      5,046,744
Note payable ...................................         250,000        300,000
Accounts payable ...............................         878,098        163,174
Customer deposits ..............................         671,114        581,526
Accrued expenses ...............................         177,288
Due to affiliate ...............................          89,332        422,194
                                                     -----------     ----------

TOTAL LIABILITIES ..............................      10,506,615      9,010,183
                                                     -----------     ----------

PARTNERS' CAPITAL ..............................          85,741          8,220
                                                     -----------     ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ........     $10,592,356     $9,018,403
                                                     ===========     ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998


Sales ..........................................................      $5,133,388

Cost of sales ..................................................       4,673,289
                                                                      ----------

Gross profit ...................................................         460,099

Selling, general and administrative expenses ...................         384,056
                                                                      ----------

Income from operations .........................................          76,043

Interest income ................................................           2,075
                                                                      ----------

Net income (loss) ..............................................          78,118

Member's capital, Beginning of period ..........................           7,623
                                                                      ----------

Member's capital, End of Period ................................      $   85,741
                                                                      ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


Sales ..........................................................      $5,452,102

Cost of sales ..................................................       4,986,985
                                                                      ----------

Gross profit ...................................................         465,117

Selling, general and administrative expenses ...................         394,034
                                                                      ----------

Income from operations .........................................          71,083

Interest income ................................................           6,438
                                                                      ----------

Net income (loss) ..............................................          77,521

Member's capital, Beginning of period ..........................           8,220
                                                                      ----------

Member's capital, End of Period ................................      $   85,741
                                                                      ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                            STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..........................................     $    77,521
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in performance bonds ..........................         (83,136)
       Increase in inventories ................................      (1,502,069)
       Increase (decrease) in accounts payable ................         714,924
       Increase (decrease) in accrued expenses ................         177,288
       Increase (decrease) in customer deposits ...............          89,588
                                                                    -----------

NET CASH USED IN OPERATING ACTIVITIES .........................        (525,884)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgages payable ........................       7,573,935
       Payments on mortgages payable ..........................      (6,676,441)
       Payments on notes payable ..............................         (50,000)
       Proceeds to affiliate ..................................        (332,862)
                                                                    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .....................         514,632
                                                                    -----------

DECREASE IN CASH ..............................................         (11,252)

CASH,  Beginning of period ....................................          53,028
                                                                    -----------

CASH,  End of period ..........................................     $    41,776
                                                                    ===========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at South Brunswick, L.L.C. ("M & M" at "South Brunswick") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of South Brunswick, New Jersey and developing and constructing 91 single-family homes on that land.

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

                                  JUNE 30, 1998


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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at June 30, 1998:

                 Land .......................................  $  2,945,224
                 Land improvements and construction costs ...     4,973,092
                 Project overhead ...........................       753,862
                 Financing costs ............................     1,342,247
                 Sales and marketing ........................       264,419
                                                                -----------
                                                                $10,278,844
                                                                ===========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended June 30, 1998 are $1,893,399.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

NOTE 4 -- MORTGAGES PAYABLE

          June 30, 1998
          -------------
          Construction -- related party (a) ...............   $3,303,264
          Land, construction and model (b) ................    1,737,519
          1st mortgage (c) ................................    3,400,000
                                                              ----------
                                                              $8,440,783
                                                              ==========

          (a) The Company has a mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by members of M & M at South Brunswick. The note is in the maximum amount of $3,400,000 and is to fund the construction of twelve houses in phase one. Interest is payable 16.00% and principal is payable with each closing at the rate of 105% of the amount funded for each unit. Interest payments are payable quarterly until June 18, 1999, when the outstanding principal balance is due. The note is collateralized by a first mortgage on the twelve building lots.

          (b) The Company has a commitment from a bank for land acquisition and construction not to exceed $6,400,000 as follows:

                    Note A in the maximum amount of $4,000,000 is to fund land acquisition and improvements. The note has been extended for an additional two months through September 28, 1998 and bears interest at a rate of prime plus 1.5%.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


NOTE 4 -- MORTGAGES PAYABLE (Continued)

                    Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $120,000. The loan is collateralized by a first mortgage on the land and improvements of phase one (40 lots) of the project and is guaranteed by the managing member's of the Company. At June 30, 1998, the Note has a balance of $400,000.

                    Note B, a revolver, in the maximum amount of $2,500,000 is fund the construction of sold homes. The note has a been extended through September 30, 1998 and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with the closing of each home. The loan is collateralized by a first mortgage on the units being constructed. The note balance is $1,087,519 as of June 30, 1998.

                    Note C in the amount of $500,000 is fund the construction of two model homes. The note has been extended through September 30, 1998 and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with the closing of each model home. The loan is collateralized by the model homes being constructed. The note balance is $250,000 as of June 30, 1998.

          The fair value of the mortgages approximates fair value of instruments with similar terms and average maturities.

          c) The Company has a commitment from a bank for land acquisition and construction not to exceed $7,200,000 for phase two as follows:

                    The maximum amount of $3,400,000 is to fund land acquisition and improvements and was used to payoff Matzel & Mumford Mortgage Funding's first mortgage on the property. The note bears interest at a rate of prime plus 3/8% and has a term for 24 months which matures on June 14, 2000. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $80,000. The loan is collateralized by a first mortgage on the land and improvements of phase two (51 lots) of the project and is guaranteed by the managing member's of the

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


NOTE 4 -- MORTGAGES PAYABLE (Continued)

                    Company. At June 30, 1998, the Note has a balance of $3,400,000.

                    The construction revolver is in the maximum amount of $3,800,000 is fund the construction of sold homes. The note has a term of 24 months and bears interest at a rate of prime plus 3/8%. Interest is payable monthly and principal is payable with the closing of each home. The loan is collateralized by a first mortgage on the units being constructed. The note balance is $0 as of June 30, 1998.

NOTE 5 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 3% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $710,000 in management fees of which $551,152 have been capitalized in inventories at June 30, 1998.

          Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                              FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 1998

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheets ..........................................................     1

Statement of Operations and Partner's Capital ...........................    2-3

Statement of Cash Flows .................................................     4

Notes to the Financial Statements .......................................    5-9

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                 BALANCE SHEETS

                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                                      06/30/98        12/31/97
                                                    (unaudited)       (audited)
                                                    -----------      -----------
                     ASSETS

Cash ..........................................     $   (13,621)     $   361,379
Performance bonds .............................         326,380          229,020
Notes receivable ..............................          44,500           44,500
Utility deposits ..............................          47,823           38,570
Fixed assets, net .............................           4,910            7,856
Due from affiliates ...........................          79,964          809,711
Inventories ...................................      13,057,123       11,756,553
                                                    -----------      -----------
TOTAL ASSETS ..................................     $13,547,079      $13,247,589
                                                    ===========      ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable .............................     $10,383,831      $11,587,034
Accounts payable ..............................       1,530,175          709,668
Accrued expenses ..............................         347,792
Customer deposits .............................       1,132,770          891,680
                                                    -----------      -----------

TOTAL LIABILITIES .............................      13,394,568       13,188,382
                                                    -----------      -----------

PARTNERS' CAPITAL .............................         152,511           59,207
                                                    -----------      -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL .......     $13,547,079      $13,247,589
                                                    ===========      ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998


Sales ..........................................................      $5,109,038

Cost of sales ..................................................       4,498,700
                                                                      ----------

Gross profit ...................................................         610,338

Selling, general and administrative expenses ...................         572,205
                                                                      ----------

Income from operations .........................................          38,133

Depreciation ...................................................           1,473

Interest income ................................................           2,740
                                                                      ----------

Net income .....................................................          39,400

Member's capital, Beginning of period ..........................         113,111
                                                                      ----------

Member's capital, End of Period ................................      $  152,511
                                                                      ==========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


Sales ..........................................................      $7,887,927

Cost of sales ..................................................       7,140,160
                                                                      ----------

Gross profit ...................................................         747,767

Selling, general and administrative expenses ...................         655,540
                                                                      ----------

Income from operations .........................................          92,227

Depreciation ...................................................           2,946

Interest income ................................................           4,023
                                                                      ----------

Net income .....................................................          93,304

Member's capital, Beginning of period ..........................          59,207
                                                                      ----------

Member's capital, End of Period ................................      $  152,511
                                                                      ==========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                            STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .........................................      $    93,304
   Depreciation ..............................................            2,946
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories ...............................       (1,300,570)
       Increase in performance bonds .........................          (97,360)
       Increase in utility deposits ..........................           (9,253)
       Increase (decrease) in customer deposits ..............          241,090
       Increase (decrease) in accrued expenses ...............          347,792
       Increase (decrease) in accounts payable ...............          820,507
                                                                    -----------

NET CASH USED IN OPERATING ACTIVITIES ........................           98,456
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable ........................        2,358,803
       Payments of construction and land mortgages ...........       (3,562,006)
       Proceeds from affiliate ...............................          729,747
                                                                    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ....................         (473,456)
                                                                    -----------

DECREASE IN CASH .............................................         (375,000)

CASH, Beginning of period ....................................          361,379
                                                                    -----------

CASH, End of period ..........................................      $   (13,621)
                                                                    ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

          NATURE OF BUSINESS AND ORGANIZATION

          Matzel & Mumford at Freehold, L.L.C. ("M & M" at "Freehold") is a New Jersey limited liability company formed for the purpose of purchasing land in the Township of Freehold, New Jersey and developing and constructing 126 single-family homes on that land.

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

                                  JUNE 30, 1998


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

NOTE 2 -- INVENTORIES

          Inventories relating to the development of single-family homes consist of the following at June 30, 1998:

                Land ........................................   $  5,050,498
                Land improvements and construction costs ....      6,010,349
                Project overhead ............................        408,704
                Financing costs .............................      1,114,387
                Sales and marketing .........................        473,185
                                                                 -----------
                                                                 $13,057,123
                                                                 ===========

          All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended June 30, 1998 are $1,395,807.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


NOTE 3 -- MORTGAGES PAYABLE

                                                         06/30/98      12/31/97
                                                       -----------   -----------
          Land and construction mortgages (a) ......   $ 5,995,894   $ 6,843,090
          1st mortgage (b) .........................     1,099,268     1,099,268
          2nd mortgage (c) .........................       600,000       600,000
          2nd mortgage (d) .........................     1,257,919       979,676
          3rd mortgage (e) .........................       680,000     1,000,000
          4th mortgage (f) .........................       750,750     1,065,000
                                                       -----------   -----------
                                                       $10,383,831   $11,587,034
                                                       ===========   ===========

          (a) The company has a commitment from a bank for land acquisition and construction not to exceed $10,330,000 as follows:

                    Note A in the maximum amount of $6,030,000 is to fund land acquisition and improvements. The note is due in May 1999, and bears interest at the prime rate, plus 1.5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the amount advanced for land acquisition and site improvements, or $110,210. The Note has a balance of $2,995,894 at June 30, 1998.

                    Note B in the amount of $700,000 matures in May 1998 and bears interest at 18%. Interest is payable monthly and principal is due at maturity. At June 30, 1998, the Note was paid in full.

                    Note C, a revolver, in the maximum amount of $3,000,000, is to be used to fund construction. The note bears interest at the prime rate, plus 1%, and matures in May 1999. Interest is payable monthly and principal is paid at par upon closing of a unit. The Note balance is $3,000,000 as of June 30, 1998.

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

                                  JUNE 30, 1998


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

          (d) The Company has a second mortgage from a bank for site improvements on phase two (49 lots) not to exceed $2,415,000. The note matures in May 1999 and bears interest at the prime rate, plus 1-1/2%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related improvements or $59,143 per lot.

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

          (f) The Company has a fourth mortgage payable to an insurance company in the maximum amount of $1,250,000 bearing interest at 20% on the first $1,000,000 and 25% on the balance. The Company has made principal repayments in the amount of $600,000 against the original loan balance of which $250,000 was at an interest rate of 25%. Fifty percent of the interest is payable semi-annually beginning one year from the initial advance with the balance deferred until the related principal payments commence. Principal is payable $50,000 per house, plus the related portion of the deferred interest, beginning with the 83rd closing through the 95th closing with the unpaid balance, if any, due December 31, 2001. The note is collateralized by a fourth mortgage on the land and improvements of phases one and two and the guarantee of the managing members.

NOTE 4 -- RELATED PARTY TRANSACTIONS

          The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $50,000 per month. Since inception, the Company has incurred

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


NOTE 4 -- RELATED PARTY TRANSACTIONS (continued)

          $710,000 in management fees of which $281,420 have been capitalized in inventories at June 30, 1998.

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

     During the second quarter of 1998, the Funding Company made a new first mortgage loan to Matzel & Mumford at South Brunswick, LLC ("South Brunswick") in the amount of $3.4 million on twelve building lots for the construction of sold homes. South Brunswick is an entity organized to develop, market and build a 91 lot subdivision known as "Heather Knolls" located on Perrine Road in South Brunswick, New Jersey. Upon receipt of the financing from the Funding Company, South Brunswick will use a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding. The remaining funds will be used for the construction of the houses on a percentage of completion method. Repayment of the loan from South Brunswick to the Funding Company will come from proceeds of the houses as they are closed with third party purchasers. As of June 30, 1998, South Brunswick had written 53 contracts with prospective home buyers.

     As of June 30, 1998, the Funding Company had an aggregate of $3,903,264 of loans outstanding, allocated as follows: to Matzel & Mumford at South Brunswick, L.L.C. ("South Brunswick"), (an aggregate of $3,303,264 secured by a first mortgage), and to Matzel & Mumford at Freehold, LLC ("Freehold"), (an aggregate of $600,000 secured by a second mortgage). The financial statements of each of these entities are included with this Quarterly Report. The Funding Company also had $96,736 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

     During the second quarter of 1998, South Brunswick repaid its previously outstanding loan of $3,400,000 from the Funding Company for land and site improvements in full.

     Subsequent to June 30, 1998, the Funding Company made a first mortgage loan to Freehold in the amount of $2,390,000 on seven building lots for the construction of sold homes. Freehold is an entity organized to develop, market and build a 126 lot subdivision known as "Seven Oaks" located on Burlington Road in Freehold, New Jersey. Upon receipt of the financing from the Funding Company, Freehold will use a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding and Apple Chase Investors, L.L.C. (second mortgage holder for its acquisition funding). The remaining funds will be used for the construction of the houses on a percentage of completion method. Repayment of the loan from Freehold to the Funding Company will come from proceeds of the houses as they are closed with third party purchasers. As of June 30, 1998, Freehold had written 74 contracts with prospective home buyers and has taken 7 deposits which are expected to be converted to contracts upon meeting certain conditions.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

ITEM 5. OTHER INFORMATION.

     Subsequent to June 30, 1998, the Funding Company made a first mortgage loan to Freehold in the amount of $2,390,000 on seven building lots for the construction of sold homes. Freehold is an entity organized to develop, market and build a 126 lot subdivision known as "Seven Oaks" located on Burlington Road in Freehold, New Jersey. Upon receipt of the financing from the Funding Company, Freehold will use a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding and Apple Chase Investors, L.L.C. (second mortgage holder for its acquisition funding). The remaining funds will be used for the construction of the houses on a percentage of completion method. Repayment of the loan from Freehold to the Funding Company will come from proceeds of the houses as they are closed with third party purchasers. As of June 30, 1998, Freehold had written 74 contracts with prospective home buyers and has taken 7 deposits which are expected to be converted to contracts upon meeting certain conditions.

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


                                         MATZEL & MUMFORD MORTGAGE FUNDING, INC.


Date:  August 12, 1998                   By: /s/ ROGER MUMFORD
                                             -----------------------------------
                                                 Roger Mumford, President
                                                (Principal Executive Officer)


                                         By: /s/ JONATHAN FISHER
                                             -----------------------------------
                                                 Jonathan Fisher, Chief
                                                 Financial Officer
                                                (Principal Accounting Officer)



     Pursuant to the requirements of the Securities and Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 12, 1998                   By: /s/ ROGER MUMFORD
                                             -----------------------------------
                                                 Roger Mumford, Director


                                         By: /s/ BRUCE MATZEL
                                             -----------------------------------
                                                 Bruce Matzel, Director