Form 10QSB
period 1998-09-30
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1998-11-13
CIK 1002525

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

[_]  Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________  to  _____________

Commission file number  33-98178

                     Matzel & Mumford Mortgage Funding, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            New Jersey                                        22-33-82016
   State or Other Jurisdiction of                         ( I.R.S.  Employer
   Incorporation or Organization)                          Identification No.)

                                100 Village Court
                            Hazlet, New Jersey, 07730
                    (Address of Principal Executive Offices)

                                 (732) 888-1055
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__      No _____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____      No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500 shares common stock, no par value as of September 30, 1998

           Transitional Small Business Disclosure Format  (check one):

Yes ______      No __X__

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
                                FORM 10-QSB INDEX

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements ...........................................     1

Matzel & Mumford Mortgage Funding, Inc.

          Balance Sheets as of September 30, 1998 (unaudited) and December
          31, 1997 .......................................................

          Statements of Operations and Retained Earnings for the Nine
          Months ended September 30, 1998 (unaudited) ....................

          Statements of Operations and Retained Earnings for the Three
          Months ended September 30, 1998 (unaudited) ....................

          Statement of Cash Flows for the Nine Months Ended September 30,
          1998 (unaudited) ...............................................

          Notes to Financial Statements (unaudited) ......................


Matzel & Mumford at South Brunswick, L.L.C.

          Balance Sheets as of September 30, 1998 (unaudited) and December
          31, 1997 .......................................................

          Statements of Operations and Retained Earnings for the Nine
          Months ended September 30, 1998 (unaudited) ....................

          Statements of Operations and Retained Earnings for the Three
          Months ended September 30, 1998 (unaudited) ....................

          Statement of Cash Flows for the Nine Months Ended September 30,
          1998 (unaudited) ...............................................

          Notes to Financial Statements (unaudited) ......................


Matzel & Mumford at Freehold, L.L.C.

          Balance Sheets as of September 30, 1998 (unaudited) and December
          31, 1997 .......................................................

          Statements of Operations and Partners' Capital for the Nine
          Months ended September 30, 1998 (unaudited) ....................

          Statements of Operations and Retained Earnings for the Three
          Months ended September 30, 1998 (unaudited) ....................

          Statement of Cash Flows for the Nine Months Ended September 30,
          1998 (unaudited) ...............................................

          Notes to Financial Statements (unaudited) ......................


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

Item 5.   Other Information ..............................................

Item 6.   Exhibits and Reports on Form 8-K ...............................

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements.

                   MATZEL & MUMFORD MORTGAGE FUNDING, INC

                            FINANCIAL STATEMENTS

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          INDEX TO FINANCIAL STATEMENTS







                                                                           Page

Balance Sheets  ..........................................................   1

Statement of Operations and Retained Earnings ............................ 2 - 3

Statement of Cash Flows ..................................................   4

Notes to the Financial Statements ........................................ 5 - 6

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                                 BALANCE SHEETS

                  AS OF SEPTEMBER 30,1998 AND DECEMBER 31, 1997


                                                               9/30/98        12/31/97
                                                             -----------    -----------
                                                             (unaudited)     (audited)
                                     ASSETS
Cash                                                         $   623,710    $   945,616
Prepaid income taxes                                                 100
Mortgages receivable                                           3,435,865      3,096,545
Deferred costs, net                                              154,156        186,049
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 4,213,831    $ 4,228,210
                                                             ===========    ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts Payable                                                            $       125
Notes Payable                                                $ 3,750,000      3,750,000
                                                             -----------    -----------

TOTAL LIABILITIES                                              3,750,000      3,750,125
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 5,000 shares authorized
     500 shares issued and outstanding                            10,000         10,000
   Additional paid-in capital                                    490,000        490,000
   Retained earnings                                             (36,169)       (21,915)
                                                             -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                       463,831        478,085
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 4,213,831    $ 4,226,400
                                                             ===========    ===========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


Revenue                                                               $ 150,268

Interest expense                                                        146,199
                                                                      ---------
Income (loss) before G & A and amortization                               4,069

General & administrative expenses

Amortization                                                             10,631
                                                                      ---------
Net Income                                                               (6,562)

Retained Earnings, beginning of period                                $ (29,607)

Retained Earnings, end of period                                      $ (36,169)
                                                                      =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


Revenue                                                               $ 465,066

Interest expense                                                        434,224
                                                                      ---------
Income (loss) before G & A and amortization                              30,842

General & administrative expenses                                        13,203

Amortization                                                             31,893
                                                                      ---------
Net Income                                                              (14,254)

Retained Earnings, beginning of period                                $ (21,915)

Retained Earnings, end of period                                      $ (36,169)
                                                                      =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                             STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $ (14,254)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization                                                      31,893
       Increase in mortgages receivable                                (339,320)
       Increase in prepaid income taxes                                    (100)
       Increase in accounts payable                                        (125)
                                                                      ---------

NET CASH USED IN OPERATING ACTIVITIES                                  (321,906)

DECREASE IN CASH                                                       (321,906)

CASH,  Beginning of period                                              945,616

CASH,  End of period                                                  $ 623,710
                                                                      =========

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998


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

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Balance Sheets ...........................................................   1

Statement of Operations and Retained Earnings ............................ 2 - 3

Statement of Cash Flows...................................................   4

Notes to the Financial Statements ........................................ 5 - 9

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                                 BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                          09/30/98    12/31/97
                                                         (unaudited)  (audited)
                                                         ----------   ----------
                                     ASSETS
Cash                                                     $   29,312   $   53,028
Performance Bond                                            201,856      188,600
Note receivable                                              38,700
Inventories                                               8,576,251    8,776,775
                                                         ----------   ----------

TOTAL ASSETS                                             $8,846,119   $9,018,403
                                                         ==========   ==========




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgage payable- M&M Mortgage Funding                                $2,496,545
Mortgage payable                                         $6,774,852    5,046,744
Note payable                                                 90,000      300,000
Accounts payable                                            654,123      163,174
Accrued expenses                                            288,977
Customer deposits                                           646,462      581,526
Due to affiliate                                             89,332      422,194
                                                         ----------   ----------

TOTAL LIABILITIES                                         8,543,746    9,010,183
                                                         ----------   ----------

PARTNERS' CAPITAL                                           302,373        8,220
                                                         ----------   ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $8,846,119   $9,018,403
                                                         ==========   ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998



Sales                                                                 $5,468,004

Cost of sales                                                          4,836,618
                                                                      ----------

Gross profit                                                             631,386

Selling, general and administrative expenses                             417,844
                                                                      ----------

Income from operations                                                   213,542

Interest income                                                            3,090
                                                                      ----------

Net income (loss)                                                        216,632

Member's capital, Beginning of period                                     85,741
                                                                      ----------

Member's capital, End of Period                                       $  302,373
                                                                      ==========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


Sales                                                                $10,920,106

Cost of sales                                                          9,823,603
                                                                     -----------

Gross profit                                                           1,096,503

Selling, general and administrative expenses                             811,878
                                                                     -----------

Income from operations                                                   284,625

Interest income                                                            9,528
                                                                     -----------

Net income (loss)                                                        294,153

Member's capital, Beginning of period                                      8,220
                                                                     -----------

Member's capital, End of Period                                      $   302,373
                                                                     ===========

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                            STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    294,153
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in performance bonds                                    (13,256)
       Decrease in inventories                                          200,524
       Increase in notes receivable                                     (38,700)
       Increase (decrease) in accounts payable                          490,949
       Increase (decrease) in accrued expenses                          288,977
       Increase (decrease) in customer deposits                          64,936
                                                                   ------------

NET CASH USED IN OPERATING ACTIVITIES                                 1,287,583
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgages payable                               14,829,148
       Payments on mortgages payable                                (15,597,585)
       Payments on notes payable                                       (210,000)
       Proceeds to affiliate                                           (332,862)
                                                                   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            (1,311,299)
                                                                   ------------

DECREASE IN CASH                                                        (23,716)

CASH,  Beginning of period                                               53,028
                                                                   ------------

CASH,  End of period                                               $     29,312
                                                                   ============

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998

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

NOTE 2 - INVENTORIES

         Inventories relating to the development of single-family homes consist of the following at September 30, 1998:

                 Land                          $2,360,070
                 Land improvements and
                   construction costs           4,394,581
                 Project overhead                 507,016
                 Financing costs                1,112,032
                 Sales and marketing              202,552
                                               ----------
                                               $8,576,251
                                               ==========

         All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended September 30, 1998 are $1,893,399.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 3 - NOTE PAYABLE

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

NOTE 4 - MORTGAGES PAYABLE

         September 30, 1998
         -----------------------------------------------------------------------
         Construction - related party (a)
         Land, construction and model (b)                           $  1,896,501
         1st mortgage (c                                               4,878,351
         -----------------------------------------------------------------------

                                                                    $  6,774,852
         -----------------------------------------------------------------------

         (a) The Company had a mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by members of M & M at South Brunswick. The note was in the maximum amount of $3,400,000 and is to fund the construction of twelve houses in phase one. Interest is payable 16.00% and principal is payable with each closing at the rate of 105% of the amount funded for each unit. Interest payments are payable quarterly until June 18, 1999, when the outstanding principal balance is due. At September 30, 1998 the note has been repaid in full.

         (b) The Company has a commitment from a bank for land acquisition and construction not to exceed $6,400,000 as follows:

                  Note A in the maximum amount of $4,000,000 is to fund land acquisition and improvements. The note has been extended for an additional two months through November 28, 1998 and bears interest at a rate of prime plus 1.5%.

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 4 - MORTGAGES PAYABLE (Continued)

                  Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $120,000. The loan is collateralized by a first mortgage on the land and improvements of phase one (40 lots) of the project and is guaranteed by the managing member's of the Company. At September 30, 1998, the Note has been repaid in full.

                  Note B, a revolver, in the maximum amount of $2,500,000 is fund the construction of sold homes. The note has a term of 18 months and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with the closing of each home. The loan is collateralized by a first mortgage on the units being constructed. The note balance is $1,896,501 as of September 30, 1998.

                  Note C in the amount of $500,000 is fund the construction of two model homes. The note has a term of 18 months expiring July 1998 and bears interest at a rate of prime plus 1.5%. Interest is payable monthly and principal is payable with the closing of each model home. The loan is collateralized by the model homes being constructed. As of September 30, 1998 the Note has been repaid in full.

         The fair value of the mortgages approximates fair value of instruments with similar terms and average maturities.

         c) The Company has a commitment from a bank for land acquisition and construction not to exceed $7,200,000 for phase two as follows:

                  The maximum amount of $3,400,000 is to fund land acquisition and improvements and was used to payoff Matzel & Mumford Mortgage Funding's first mortgage on the property. The note bears interest at a rate of prime plus 3/8% and has a term for 24 months which matures on June 14, 2000. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $80,000. The loan is collateralized by a first mortgage on the land and improvements of phase two (51 lots) of the project and is guaranteed by the managing member's of the

                   MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 4 - MORTGAGES PAYABLE (Continued)


                  Company. At September 30, 1998, the Note has a balance of $3,400,000.

                  The construction revolver is in the maximum amount of $3,800,000 is fund the construction of sold homes. The note has a term of 24 months and bears interest at a rate of prime plus 3/8%. Interest is payable monthly and principal is payable with the closing of each home. The loan is collateralized by a first mortgage on the units being constructed. The note balance is $1,478,351 as of September 30, 1998.


NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 3% of the gross selling price of each house. MMO is entitled to receive monthly draws of $30,000 per month. Since inception, the Company has incurred $800,000 in management fees of which $468,393 have been capitalized in inventories at September 30, 1998.

         Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                              FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Balance Sheets ...........................................................   1

Statement of Operations and Partner's Capital............................. 2 - 3

Statement of Cash Flows...................................................   4

Notes to the Financial Statements ........................................ 5 - 9

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                 BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                                                      09/30/98       12/31/97
                                                    (unaudited)      (audited)
                                                    ------------    ------------
                                     ASSETS
Cash                                                ($    85,842)   $    361,379
Performance bonds                                        250,910         229,020
Notes receivable                                          44,550          44,500
Utility deposits                                          47,823          38,570
Fixed assets, net                                          3,437           7,856
Due from affiliates                                       61,184         809,711
Inventories                                           10,990,827      11,756,553
                                                    ------------    ------------

TOTAL ASSETS                                        $ 11,312,889    $ 13,247,589
                                                    ============    ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgages payable                                   $  8,942,329    $ 11,587,034
Accounts payable                                         447,016         709,668
Accrued expenses                                         593,382
Customer deposits                                        855,634         891,680
                                                    ------------    ------------

TOTAL LIABILITIES                                     10,838,361      13,188,382
                                                    ------------    ------------

PARTNERS' CAPITAL                                        474,528          59,207
                                                    ------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL             $ 11,312,889    $ 13,247,589
                                                    ============    ============

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998



Sales                                                                 $7,834,321

Cost of sales                                                          6,898,981
                                                                      ----------

Gross profit                                                             935,340

Selling, general and administrative expenses                             616,545
                                                                      ----------

Income from operations                                                   318,795

Depreciation                                                               1,473

Interest income                                                            4,695
                                                                      ----------

Net income                                                               322,017

Member's capital, Beginning of period                                    152,511
                                                                      ----------

Member's capital, End of Period                                       $  474,528
                                                                      ==========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998



Sales                                                                $15,722,248

Cost of sales                                                         14,039,141
                                                                     -----------

Gross profit                                                           1,683,107

Selling, general and administrative expenses                           1,272,085
                                                                     -----------

Income from operations                                                   411,022

Depreciation                                                               4,419

Interest income                                                            8,718
                                                                     -----------

Net income                                                               415,321

Member's capital, Beginning of period                                     59,207
                                                                     -----------

Member's capital, End of Period                                      $   474,528
                                                                     ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                            STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    415,321
   Depreciation                                                           4,419
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Decrease in inventories                                          765,676
       Increase in performance bonds                                    (21,890)
       Increase in utility deposits                                      (9,253)
       Increase (decrease) in customer deposits                         (36,046)
       Increase (decrease) in accrued expenses                          593,382
       Increase (decrease) in accounts payable                         (262,652)
                                                                   ------------

NET CASH USED IN OPERATING ACTIVITIES                                 1,448,957
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable                                14,340,076
       Payments of construction and land mortgages                  (16,984,781)
       Proceeds from affiliate                                          748,527
                                                                   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            (1,896,178)
                                                                   ------------


DECREASE IN CASH                                                       (447,221)

CASH,  Beginning of period                                              361,379
                                                                   ------------
CASH,  End of period                                               ($    85,842)
                                                                   ============

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998

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

NOTE 2 - INVENTORIES

         Inventories relating to the development of single-family homes consist of the following at September 30, 1998:

                Land                          $ 4,119,358
                Land improvements and
                  construction costs            5,348,811
                Project overhead                  166,020
                Financing costs                 1,039,454
                Sales and marketing               317,184
                                              -----------
                                              $10,990,827
                                              ===========

         All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended September 30, 1998 are $1,194,679.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 3  -  MORTGAGES PAYABLE
                                                       09/30/98     12/31/97
                                                     -----------   -----------
               Land and construction mortgages (a)   $ 3,215,401   $ 6,843,090
               1st mortgage (b)                                      1,099,268
               1st mortgage (C)                        2,291,063
               1st mortgage (d)                        2,835,865
               2nd mortgage (e)                          600,000       600,000
               2nd mortgage (f)                                        979,676
               3rd mortgage (g)                                      1,000,000
               4th  mortgage (h)                                     1,065,000
                                                     -----------   -----------
                                                     $ 8,942,329   $11,587,034
                                                     ===========   ===========

         (a) The company has a commitment from a bank for land acquisition and construction not to exceed $10,330,000 as follows:

                  Note A in the maximum amount of $6,030,000 is to fund land acquisition and improvements. The note is due in May 1999, and bears interest at the prime rate, plus 1.5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the amount advanced for land acquisition and site improvements, or $110,210. The Note has a balance of $1,140,276 at September 30, 1998.

                  Note B in the amount of $700,000 has been repaid in full.

                  Note C, a revolver, in the maximum amount of $4,000,000, is to be used to fund construction. The note bears interest at the prime rate, plus 1%, and matures in May 1999. Interest is payable monthly and principal is paid at par upon closing of a unit. The Note balance is $2,075,175 as of September 30, 1998.

                  The loan is collateralized by a first mortgage on the land and improvements of phases one and two (95 lots) of the project and is guaranteed by the managing members.

         (b) The company has a first mortgage to the seller in the original amount of $1,699,268, of which $600,000 was payable on November 15, 1997, and another $600,000 is payable on November 15, 1998 with the balance due on November 15, 1999. The mortgage bears interest at 9.25% and is payable at the time of the related principal payment. The note is collateralized by a first mortgage on phase three (31 lots) of the project. At September 30, 1998 the loan was repaid in full.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 3 - MORTGAGES PAYABLE (continued)

         (C) The company has a commitment from a bank for land acquisition and construction not to exceed $5,387,000 as follows:

                  Note A in the maximum amount of $2,387,000 is to fund land acquisition and improvements. The note is due in February 2000, and bears interest at the prime rate, plus .5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the amount advanced for land acquisition and site improvements, or $92,400. The Note has a balance of $2,221,653 at September 30, 1998.

                  Note B, a revolver, in the maximum amount of $3,000,000, is to be used to fund construction. The note bears interest at the prime rate, plus .5%, and matures in February 2000. Interest is payable monthly and principal is paid at par upon closing of a unit. The Note balance is $69,410 as of September 30, 1998.

The loan is collateralized by a first mortgage on the land and improvements in phase three (31 lots) of the project and is guaranteed by the managing members.

         (d) The Company has two mortgages payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by members of M & M at Freehold. The aggregate of the notes are in a maximum amount of $4,090,000 and are to fund the construction of twelve houses in phases one and two. Interest is payable at 16.00% and principal is payable with each closing at the rate of 105% of the amount funded for each unit. Interest payments are payable quarterly until July 31, 1999, when the outstanding principal balance is due. At September 30, 1998 the note balance is $2,835,865.

         (e) The Company has a second mortgage to Matzel & Mumford Mortgage Funding, an entity controlled by the members of M & M at Freehold, which is payable interest only at 16%. Interest payments are payable quarterly until November 15, 1999 when the outstanding principal balance is due. The is collateralized by a second mortgage on phase three (31 lots) of the project.

         (f) The Company has a second mortgage from a bank for site improvements on phase two (49 lots) not to exceed $2,415,000. The note matures in May 1998 and bears interest at the prime rate, plus 1 1/2%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related improvements or $59,143 per lot. The note was repaid in full during the third quarter.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 3 - MORTGAGES PAYABLE (continued)

         (g) The Company has a third mortgage payable on phases one and two to an investor group in the amount of $1,000,000. The note bears interest at the rate of 20%, of which 6% is deferred until the twenty first closing when the deferred portion is payable. Thereafter, interest is payable in full quarterly. Principal is payable $20,000 per house beginning with the 21st through the 50th closing and $40,000 from the 51st through the 60th closing with the balance, if any, due on January 31, 2000. The note was repaid in full during the third quarter.

         (h) The Company has a fourth mortgage payable to an insurance company in the maximum amount of $1,250,000 bearing interest at 20% on the first $1,000,000 and 25% on the balance. The Company has made principal repayments in the amount of $600,000 against the original loan balance of which $250,000 was at an interest rate of 25%. Fifty percent of the interest is payable semi-annually beginning one year from the initial advance with the balance deferred until the related principal payments commence. Principal is payable $50,000 per house, plus the related portion of the deferred interest, beginning with the 83rd closing through the 95th closing with the unpaid balance, if any, due December 31, 2001. The note is collateralized by a fourth mortgage on the land and improvements of phases one and two and the guarantee of the managing members.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to receive monthly draws of $50,000 per month. Since inception, the Company has incurred $810,000 in management fees of which $155,225 have been capitalized in inventories at September 30, 1998.

         Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

Item 2. Management's Plan of Operation

     Matzel & Mumford Mortgage Funding, Inc. (the "Funding Company") is a finance company formed in July 1995 for the purpose of funding land acquisition, infrastructure improvements, and the construction of homes in single-family residential housing communities by making loans. In furtherance of this purpose, the Funding Company made a public offering of up to $6,000,000 of its Intermediate Term Secured Notes (the "Notes"). On May 16, 1996, the Funding Company issued and sold $3,750,000 principal amount of Notes.

     During the third quarter of 1998, the Funding Company made two new first mortgage loans to Matzel & Mumford at Freehold, LLC ("Freehold"). The first new mortgage loan was in the amount of $2,390,000 on seven building lots for the construction of sold homes of which $1,559,465 is outstanding at September 30, 1998. The other new mortgage loan was in the amount of $1,700,000 on five building lots for the construction of new homes of which $1,276,400 is outstanding at September 30, 1998. Freehold is an entity organized to develop, market and build a 126 lot subdivision known as "Seven Oaks" located on Burlington Road in Freehold, New Jersey. Freehold will use a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding. The remaining funds will be used for the construction of the houses on a percentage of completion method. Repayment of the loans from Freehold to the Funding Company will come from proceeds of the houses as they are closed with third party purchasers. As of September 30, 1998, of the 126 lots Freehold had written 88 contracts with prospective home buyers, of which 8 were for lots financed by the Funding Company.

     As of September 30, 1998, the Funding Company had an aggregate of $3,435,865 of loans outstanding, allocated to Freehold as follows: an aggregate of $2,835,865 secured by a first mortgage on the above two referenced loans and an aggregate of $600,000 secured by a second mortgage. The financial statements of Freehold are included with this Quarterly Report. The Funding Company also had $564,135 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

     During the third quarter of 1998, South Brunswick repaid in full its previously outstanding loan of $3,400,000 from the Funding Company for construction of seven homes.

Subsequent to September 30, 1998, the Funding Company made a first mortgage loan to Matzel & Mumford at Heritage Landing ("Heritage Landing") in the amount of $1,400,000 for the acquisition and approval costs of thirty building lots. The thirty six building lots is part of an overall 132 unit subdivision. The remaining 96 building lots have not yet been acquired. The 96 lots will be acquired in three phases with the first phase closing expected to be in the middle of November. Heritage Landing is an entity organized to develop, market and build a 132 lot subdivision located off River Road in South River, New Jersey. Repayment of the loan from Heritage Landing to the Funding Company will come from in stages as bank financing is secured. Heritage

Landing opened for sales in October 1998 and is scheduled to have a model grand opening in early November. The anticipated base selling price will range between $229,000 and $258,000 with option revenue adding an average of approximately another $20,000 per house. The size of the building lots range from approximately 1/4 acre to 1/3 acre.

The Funding Company also anticipates making a second mortgage loan to Matzel & Mumford at Phillipsburg, LLC ("Phillipsburg) in the amount of $400,000 for land acquisition for 26 building lots. The first mortgage loan for land acquisition and construction has been secured through Commerce Bank in an aggregate amount of $2,811,000. Phillipsburg is an entity organized to develop, market and build a 26 lot subdivision known as "Delaware Knolls" located on Carpenterville Road in Phillipsburg, New Jersey. The project is part of an overall 40 lot subdivision and the property is being acquired with the site improvements already in place. The anticipated base selling price will range between $175,000 and $220,000 with option revenue adding another $15,000 per house. The size of the building lots average approximately 1/5 of an acre.

The Funding Company also anticipates making an additional first mortgage loan to Freehold in the amount of $2,620,000 on seven building lots for the construction of new homes on a percentage of completion basis. Freehold will use a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding. The remaining funds will be used for the construction of the houses on a percentage of completion method. Repayment of the loans from Freehold to the Funding Company will come from proceeds of the houses as they are closed with third party purchasers.

The company has completed an initial assessment of its Year 2000 status and has developed and implemented a plan successfully to address the Company's exposure to the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather four to define the applicable year. Computer systems that have time sensitive software may recognize the date "00" as the year 1900 rather than 2000. This could result in a major system failure or miscalculations. Pursuant to its plan, the Company has implemented a Year 2000 conversion in July 1998 which included upgrading its software and purchasing a new network server. The cost of the compliance of the Year 2000 conversion on all of its systems was $30,000 in 1998. No additional costs are now anticipated. Major suppliers will be contacted in order to assess their status as to Year 2000 compliance in the first half of 1999.

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

                                    MATZEL & MUMFORD MORTGAGE FUNDING, INC.


Date: November 13, 1998             By: /s/ ROGER MUMFORD
                                    --------------------------------------------
                                        Roger Mumford, President
                                        (Principal Executive Officer)

                                    By: /s/ JONATHAN FISHER
                                    --------------------------------------------
                                        Jonathan Fisher, Chief Financial Officer
                                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 1998             By: /s/ ROGER MUMFORD
                                    --------------------------------------------
                                        Roger Mumford, Director

                                    By: /s/ Bruce Matzel
                                    --------------------------------------------
                                        Bruce Matzel, Director