Form 10KSB
period 1998-12-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1999-03-31
CIK 1002525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998
       OR

| | TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______

                         Commission file number 33-98178
                                                --------

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                22-3382016
     -------------------------------                 ------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

      100 Village Court, Hazlet, New Jersey                07730
      --------------------------------------             ---------
     (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (732) 888-1055

           Securities registered pursuant to Section 12(b) of the Act:
                         Intermediate Term Secured Notes

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year:  $619,573

No voting stock of the registrant is held by non-affiliates.

Shares outstanding as of March 26, 1999:  500

                       Exhibit index appears on page  _____

                                      INDEX

Item
Number                                                                      Page
------                                                                      ----

PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Properties............................................13

Item 3.  Legal Proceedings....................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

PART II

Item 5.  Market Price of the Company's Common Stock and
         Related Stockholder Matters..........................................18

Item 6.  Management's Discussion & Analysis of Financial
         Condition and Plan of Operations.....................................26


Item 7.  Financial Statements and Supplementary Data..........................29

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............................................30

PART III

Item 9.  Director, Executive Officers and Control Persons,
         Compliance with Section 16(a) of the Exchange Act....................31

Item 10. Executive Compensation...............................................32

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.......................................................32

Item 12. Certain Relationships and Related Transactions.......................32

PART IV

Item 13. Exhibits and Reports on Form 8-K.....................................34

Signatures....................................................................35

                               CERTAIN DEFINITIONS

     Certain defined terms, as well as certain phrases that are commonly used in the homebuilding industry, appear frequently in this Report. For the readers convenience, several of these terms are explained below.

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

     NOTES - The Intermediate Term Secured Notes issued by the Funding Company.

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

     In 1996, the Funding Company made a public offering of up to $6,000,000 of its Intermediate Term Secured Notes (the "Notes"). On May 16, 1996, the Funding Company issued and sold $3,750,000 principal amount of Notes.

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

     As of February 28, 1999, the Funding Company has an aggregate of $3,547,872 of Loans outstanding. See "Properties--Projects." The Funding Company also had $452,128 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

LENDING PRACTICES

     The Funding Company makes Loans for varying purposes, depending upon the stage to which a financed Project has been developed. MMO views the development and construction of a housing community as a three-phase process. First, MMO (or a Matzel & Mumford real estate development company) identifies and negotiates the acquisition of land, obtains construction approvals, and then acquires the land. Second, MMO (or a Matzel & Mumford real estate development company) makes infrastructure improvements, and commences sales and marketing efforts, including the construction of one or more model homes. Third, MMO (or a Matzel & Mumford real estate development company) allocates building lots to individual homebuyers, collects downpayments, constructs homes to the buyers' specifications, and improves the individual building lots with driveways, landscaping and the like, and may construct one or more "spec" houses, which are homes that are not yet subject to a purchase contract. Depending on the size of a Project, the second and third phases of work may overlap; an M&M Project Entity is likely to be entering into contracts for particular building lots while it is engaged in making infrastructure improvements. When the Funding Company makes Loans for Projects in the stage of home construction and related activities, these "later-stage" Loans generally are also used to refinance any outstanding debt that is secured by the particular building lots that are to be developed.

     An M&M Project Entity must satisfy several preconditions to obtain advances on a Loan. The Funding Company does not finance land acquisition without a land appraisal, nor does the Funding Company make a land acquisition Loan until the M&M Project Entity has secured preliminary site plan and subdivision approval, and management of the Funding Company believes that the M&M Project Entity can secure final approvals at a reasonable cost and within a reasonable period of time. In addition, the Funding Company does not finance a Project until it receives a market and financial feasibility study (or an updated study in the case of a later-stage Loan) that considers the competition, comparable sales absorption in the market, cost to complete the Project, and potential profitability of the development, and an environmental assessment (or an updated assessment in the case of a later-stage Loan) prepared by an independent consultant. The Funding Company believes that these requirements reduce the risk that a given Project will not prove to be viable, although no assurance can be given that each Project will be profitable or that all costs will be fully recovered through the sale of houses. See "Summary of Loan Agreement" for a discussion of the mortgage liens received by the Funding Company.

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

        o Environmental issues. The Funding Company does not favor financing properties contiguous to Superfund sites and sites that are adversely affected by electrical transmission lines, train routes or waste control facilities.

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

     The Loans are subject to quarterly interest payments at a rate of at least 16% per annum of the outstanding principal. In addition, each M&M Project Entity pays the Funding Company an annual administrative fee to cover ongoing expenses and contingencies arising in connection with the Loans, such as auditing, legal and trust services. Loans may be paid on a revolving basis as M&M Project Entities sell individual homes, but the full amount of a Loan is not scheduled to mature until the projected completion date for the applicable Project (i.e., the date that all of the homes will be delivered and closed). However, to reduce the risk that Loans will not mature until after the Notes come due, the Funding Company does not anticipate making Loans for land acquisition or initial infrastructure improvements after the fifth anniversary of the date of issuance of the Notes.

     Each M&M Project Entity that acquires a Loan is required to execute a mortgage in favor of the Funding Company which grants to the Funding Company a lien on the property to be acquired or developed. If the Funding Company makes a Loan for infrastructure improvements or home construction, but did not make the initial land acquisition loan, the borrowing M&M Project Entity may be required to use a portion of the proceeds of its Loan to pay off any prior lenders so the Funding Company's mortgage is a first priority. Alternatively, the Funding Company may accept second liens to secure Loans made with up to 25% of the proceeds of the Notes.

     When the Funding Company has a mortgage on land within a financed Project, the applicable M&M Project Entity is required to approach the Funding Company for an incremental release of its lien when that M&M Project Entity wishes to sell a particular building lot within that mortgaged land to a homebuyer. Prepayments in connection with the release of individual building lots are ratable, subject to a 5% additional prepayment. To offer a simplified example, if the Funding Company were to make a $1,000,000 Loan for a Project involving 21 building lots, the M&M Project Entity would be required to prepay $50,000 in principal ($1,000,000, divided by 21 building lots, plus a 5% additional prepayment) to obtain the release of a single building lot from the Funding Company's lien. Because the Funding Company has incorporated this additional prepayment into its "release" price, the value of the Funding Company's collateral relative to the outstanding amount of the applicable Loan should increase as homes are sold. In the foregoing example, after 19 homes are sold, the Funding Company will hold a mortgage on the two remaining building lots when the outstanding amount of the Loan is just slightly more than the selling price of one house. For purposes of comparison, a bank that makes land acquisition and development loans may also permit its borrowers to obtain incremental releases of individual building lots by making partial prepayments, but generally will require a 10-20% additional prepayment.

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

REGULATION

     The Funding Company's lending activities are not subject to significant government regulation. However, the activities of the M&M Project Entities are extensively governed by land use and other government laws and regulations. Similarly, the Funding Company's activities do not directly implicate any environmental laws, but the activities of the M&M Project Entities are subject to many statutes, ordinances, rules and regulations concerning the protection of health, safety and the environment.

EMPLOYEES

     The Funding Company has no employees but instead relies on the services of management and staff employed by MMO. MMO is the employer of record and assumes all payroll obligations, payroll taxes and employee benefits administration for such personnel. The Funding Company pays a fee to MMO for its loan administration services.

     MMO had 94 employees as of February 28, 1999, five of which provide services to the Funding Company. The Funding Company's officers, three of whom also are officers of MMO and other related entities, devote varying amounts of their business time and energy specifically to the Funding Company. Bruce Matzel and Roger Mumford each devote approximately 5% of their time to the affairs of the Funding Company. Michael Skea devotes approximately 10% of his time to the affairs of the Funding Company.

ITEM 1(B) DESCRIPTION OF BUSINESS--MATZEL & MUMFORD REAL ESTATE DEVELOPMENT COMPANIES

GENERAL

     After it identifies a Project, MMO assists with the formation of a new Matzel & Mumford real estate development company to develop that Project. These new entities constitute the M&M Project Entities to which the Funding Company makes Loans.

     The M&M Project Entities design, build and market single-family detached housing in middle and high income residential communities. The Funding Company expects currently that the M&M Project Entities will restrict their activities to the New Jersey market. The New Jersey market is characterized by a wide diversity of housing choices and moderate population and job growth, and is home to many large corporations, such as AT&T, Merck Pharmaceutical, Allied Signal and Johnson & Johnson. The State of New Jersey ranks in the upper quartile in total household income in the nation, creating opportunities for the sale of larger, up-scale new homes which Matzel & Mumford real estate development companies produce.

     MMO currently manages the development of 9 active single-family housing communities in New Jersey. These projects include approximately 376 homes which have been delivered and closed, approximately 222 homes which are under binding contracts of sale, and approximately 152 building lots that are still available. The outstanding purchase contracts are valued at an aggregate of approximately $75,000,000. MMO manages all of the Projects that the M&M Project Entities develop in exchange for management fees and other payments.

     MMO has purchase options for parcels of real estate that MMO expects can be used for future development. Based on subdivision plans that have not yet been approved, these parcels comprise approximately 1,166 building lots as of

December 31, 1998. Under current market conditions, MMO anticipates that those 1,166 lots, together with the approximately 152 available lots described above, will provide approximately four years worth of development work. MMO may assign to M&M Project Entities its rights under option contracts for particular parcels for the development of new Projects.

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

HOUSES

     MMO continuously monitors and changes its house designs in keeping with customer tastes and preferences. MMO has developed a reputation in the marketplace for innovative floor-plans and distinctive architectural appointments, and strives to distinguish itself through its dedication to customer satisfaction and quality construction. MMO attracts the upscale homebuyer with its custom Design Center, where the homebuyer can choose from a wide array of upgrades and options, including floor coverings, kitchen and bathroom fixtures and similar products. In addition, MMO can modify its house designs by, for example, adding rooms and finishing basements.

     MMO offers an aggregate of over 40 different house designs in its communities. It selects five or six models for each new development, and can vary each model with different roof treatments and exterior finishes. Most models have open floor-plans where lines of sight run through several rooms. Models frequently feature nine-foot ceilings on the first floor, and palladian windows and volume ceilings on the upper floor to create a dramatic sense of openness, size and depth. Models typically are deeper from the front to the back of the house than most competing houses in the market, providing opportunities for hallways and other transition areas between rooms.

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

     (3) Warranty Fee. This fee covers the warranty service administrative management functions described under "-- Customer Service, Warranties and Quality Control." The amount of the fee varies from community to community, and averaged approximately $700 per home in 1998.

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

MARKETING SALES

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

     After a house is constructed, and as part of its ongoing management responsibilities, MMO's on-site personnel maintain quality control, conduct house inspections, and provide post-closing warranty service. The proactive and continuing participation by MMO personnel reduces post-closing repair costs, fosters MMO's reputation for quality and service, and leads to repeat and referral business.

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

ITEM 2 DESCRIPTION OF PROPERTIES

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

Maplehurst Farm

     On March 19, 1997, the Funding Company made a first mortgage loan in the amount of $600,000 to Matzel & Mumford at Piscataway, L.L.C. ("Piscataway LLC"), the entity organized to develop, market and build a 126-lot subdivision known as Maplehurst Farm located in Piscataway, Middlesex County, New Jersey. The Loan was secured by a first mortgage on three building lots for construction of spec homes. Part of the Loan proceeds was used to repay a loan made by Amboy National Bank ("Amboy") to finance the acquisition and improvement of those three building lots. The Funding Company was fully repaid by Piscataway LLC on the Loan in 1997.

     As of February 28, 1999, the Funding Company does not contemplate making additional Loans to this Project Entity.

Heather Knolls-East & West

     On July 30, 1996, the Funding Company made a first mortgage loan in the amount of $3,500,000 to Matzel & Mumford at South Brunswick, L.L.C., ("South Brunswick LLC"), an entity organized to develop, market and build a 40-lot subdivision known as Heather Knolls East (the "East subdivision"). In 1997, the Funding Company was fully repaid by South Brunswick LLC on the Loan.

     On November 1, 1996, the Funding Company made a first mortgage loan in the amount of $1,100,000 to South Brunswick LLC to develop, market and build a contiguous 51-lot subdivision known as Heather Knolls West (the "West subdivision"). On November 13, 1997, the Loan was refinanced, pursuant to which the Funding Company made a new first mortgage Loan to South Brunswick LLC in the amount of $3,400,000 for land and improvements. In 1997, the Funding Company was fully repaid by South Brunswick LLC on the Loan.

     On June 18, 1998 the Funding Company made a new first mortgage loan to South Brunswick LLC in the amount of $3,400,000 on twelve building lots in the East subdivision for the construction of sold homes. Upon receipt of the financing from the Funding Company, South Brunswick LLC used a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding. The remaining funds were used for the construction of houses on a percentage of completion method. At the end of 1998, the Funding Company was fully repaid by South Brunswick LLC on the Loan and the Funding Company does not contemplate making additional Loans to this Project Entity.

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

     On November 15, 1997, the Funding Company made a new second mortgage Loan to Freehold LLC in the amount of $600,000. As of February 28, 1999, $559,350 of the Loan was outstanding.

      On July 31, 1998, the Funding Company made a first mortgage loan to Freehold LLC in the amount of $2,390,000 on seven building lots for the construction of sold homes. Upon receipt of the financing from the Funding Company, Freehold LLC used a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding and Apple Chase Investors, L.L.C. (second mortgage holder for its acquisition funding). The remaining funds were used for the construction of houses on a percentage of completion method. During the fourth quarter of 1998 the loan to the Funding Company was repaid in full.

     On August 28, 1998, the Funding Company made a first mortgage loan to Freehold LLC in the amount of $1,700,000 on five building lots for the construction of sold homes. Upon receipt of the financing from the Funding Company, Freehold LLC used a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding. The remaining funds were used for the construction of houses on a percentage of completion method. As of February 28, 1999, $263,022 remains outstanding.

     On November 6, 1998, the Funding Company made a first mortgage loan to Freehold LLC in the amount of $2,620,000 on seven building lots for the construction of sold homes. Upon receipt of the financing from the Funding Company, Freehold LLC used a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding. The remaining funds were used for the construction of houses on a percentage of completion method. As of February 28, 1999, $1,282,000 is outstanding.

     Subsequent to December 31, 1998, the Funding Company made a first mortgage loan to Freehold LLC in the amount of $800,000 on two building lots for the construction of sold homes. Upon receipt of the financing from the Funding Company, Freehold LLC used a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding. The remaining funds were used for the construction of houses on a percentage of completion method. As of February 28, 1999, $256,000 is outstanding.

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

     In 1997, the Funding Company was fully repaid by Apple Ridge LLC on the Loan. As of February 28, 1999, the Funding Company does not contemplate making additional Loans to this Project Entity.

Heritage Landing

     On October 13, 1998, the Funding Company made a first mortgage Loan in the amount of $1,400,000 to Matzel & Mumford at Heritage Landing, L.L.C. ("Heritage Landing"), the entity organized to develop, market and build a 132 lot subdivision known as Heritage Landing located on River Road in South River, Middlesex, New Jersey. The Loan to Heritage Landing was for acquisition of thirty six building lots of the property and project overhead. The thirty six building lots is part of the overall 132 lot subdivision. During the fourth quarter, fifteen of the thirty six building lots financed by the Funding Company were repaid leaving an outstanding balance of $787,500, as of February 28, 1999, on the remaining twenty building lots.

Maple Crest

     On November 30, 1998, the Funding Company made a second mortgage loan in the amount of $400,000 to Matzel & Mumford at Phillipsburg, LLC
    ("Phillipsburg"), the entity organized to develop, market and build a 26-lot subdivision known as Maple Crest located in Phillipsburg Township, Warren County, New Jersey.

Summary of MMO Projects

     The following table summarizes (as of February 28, 1999) the single-family housing communities that Matzel & Mumford real estate development companies have commenced. The entities developing some of these communities may receive Loans for post-acquisition development activities.

                                                                                     Homes                         Selling
                                                        Number of       Homes        Under           Lots           Prices
Name                                 Location             Homes        Delivered    Contract       Available        (000s)
----                              ---------------       ---------      ---------    --------       ---------       -------
Cranbury Knoll ...............    E. Brunswick, NJ          58            18            37             3           $319-369
Heather Knolls ...............    S. Brunswick, NJ          91            54            37             0           $322-369
Heritage Landing .............    South River, NJ          132             0            56            66           $269-325
Kings Crossing ...............    Montgomery, NJ           118            74            27            17           $369-439
Maple Crest ..................    Phillipsburg, NJ          26             0             0            26           $189-219
Maplehurst Farm ..............    Piscataway, NJ           126           122             4             0           $259-439
Seven Oaks ...................    Freehold, NJ             126            76            31            19           $369-479
Windsor Crossing .............    W. Windsor, NJ            38            32             6             0           $389-469
Woodland Crest ...............    Tinton Falls, NJ          45             0            24            21           $269-329
                                                           ---           ---           ---           ---
                                                           760           376           222           152
                                                           ---           ---           ---           ---



ITEM 3   LEGAL PROCEEDINGS

     The Funding Company has no pending litigation, but it may be involved from time to time in litigation arising in the ordinary course of its business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No meetings were held during the year ended December 31, 1998, and there were no matters which developed that required a vote of holders of the Notes.

                                     PART II

Item 5(a) MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

     The authorized capital stock of the Funding Company consists of 5,000 shares of common stock, no par value, 500 of which are outstanding. There is no public market for the Funding Company's common stock. As of the date of this Report, Bruce Matzel and Roger Mumford each own 250 shares of the Funding Company's outstanding common stock, and the Funding Company does not presently intend to issue common stock to any third party. The Funding Company has never paid a dividend in respect of its common stock, but is not prohibited from paying dividends or making other distributions so long as it is current on its obligations in respect of the Notes and any other obligations that it may have under the Indenture described under the heading "Description of Notes and Related Matters."

INDEMNIFICATION

     Directors and officers of the Funding Company are indemnified by the Funding Company to the full extent permitted by the New Jersey Business Corporation Act (the "NJBCA"), in particular Section 14A:3-5 of the NJBCA, the material provisions of which may be summarized as follows:

     Legal Proceedings. Section 14A:3-5 of the NJBCA provides that in non-derivative legal proceedings (proceedings other than those brought by or in the right of the corporation), a corporation may indemnify "corporate agents" (defined to include directors, officers, employees and persons serving in other capacities at the corporation's request) against both "expenses" (defined as reasonable costs, disbursements and counsel fees) and "liabilities" (defined to include judgments, fines, settlements and penalties) if the corporate agent acted in good faith and in a manner that such corporate agent reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, such corporate agent had no reasonable cause to believe the conduct was unlawful. The NJBCA also provides that in derivative legal proceedings (proceedings brought by or in the right of the corporation), a corporation may indemnify corporate agents against expenses if the corporate agent acted in good faith and in a manner that such corporate agent reasonably believed to be in or not opposed to the best interests of the corporation.

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

ITEM 5(B) DESCRIPTION OF NOTES AND RELATED MATTERS

GENERAL

     In 1996, the Funding Company made a public offering of up to $6,000,000 of Notes. On May 16, 1996, the Funding Company issued and sold $3,750,000 principal amount of Notes. The Notes rank pari passu with all secured and unsubordinated debt that the Funding Company may incur in the future, including any other notes. The Notes bear interest at the rate of 15% per annum, and will mature on April 1, 2002. Interest on the Notes, calculated based on a 365-day year, is payable quarterly on March 31, June 30, September 30 and December 31 of each year.

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

RESTRICTIONS ON ADDITIONAL DEBT

     The Funding Company is prohibited from incurring any secured debt which is senior to the Notes, but may have outstanding up to an aggregate $10,000,000 principal amount of notes or other evidences of indebtedness under the Indenture. The Funding Company may fix the terms of any indebtedness that it issues in the future ("Future Notes"), including: (i) the title; (ii) any limit upon the aggregate principal amount; (iii) the date or dates on which the principal is payable; (iv) the rate or rates at which the Future Notes will bear interest, the date or dates from which such interest will accrue, the dates on which such interest will be payable, and the record date for the interest payable on any interest payment date; (v) the place or places where the principal, premium, and interest, as applicable, will be payable; (vi) the provisions for redemption, if any, and the redemption price and any remarketing arrangements relating thereto; (vii) the sinking fund requirements, if any;
(viii) the period or periods within which, the price or prices at which, and the terms and conditions upon which the Future Notes may be repaid, in whole or in part, at the option of the holder thereof; (ix) the denominations in which the Future Notes shall be issuable; and (x) any other terms. The purchasers of any Future Notes will have an equal priority as creditors of the Funding Company with the purchasers of the Notes. Specifically, the holders of Future Notes will share in the benefits of the mortgages and other collateral that secure the Loans, including Loans that are outstanding prior to the issuance of the Future Notes.

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

PAYMENT AND PAYING AGENTS

     Payments on the Notes are generally made at the office of the Trustee, but the Funding Company may elect to pay interest (i) by check mailed to the address of the Holder as such address appears in the security register for the Notes, or (ii) by wire transfer to an account maintained by the Holder.

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

     Merger and Consolidation. So long as any Notes remain outstanding, the Funding Company may not consolidate with, or merge into, or transfer or lease all or substantially all of its properties and assets to, any person or entity unless (i) the successor or purchasing person or entity is a domestic corporation that expressly assumes all payment obligations on the Notes and the performance of the Funding Company's obligations under the Indenture, (ii) immediately after such transaction no Event of Default (as defined in the Indenture), and no event which, after notice or lapse of time or both, would become an Event of Default shall have happened and be continuing, and (iii) the Funding Company has delivered to the Trustee an officer's certificate and an opinion of counsel stating that such transaction complies with the Indenture. The Funding Company does not currently expect that it will engage in any merger or consolidation.

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

MODIFICATION AND WAIVER

     Except as otherwise described in this section, the Funding Company and the Trustee may modify and amend the Indenture by means of a supplemental indenture with the consent of the Holders of not less than 66% in principal amount of the Notes.

     The Funding Company may not modify and amend the Indenture without the consent of the Holder of each Note affected thereby if such modification or amendment would: (a) change the maturity of any installment of principal of, or interest on, any Note or change the redemption price; (b) reduce the principal amount of, or the rate of interest on, any Note; (c) change the currency of any payment on any Note; (d) impair the right to institute suit for the enforcement of any payment with respect to any Note; (e) reduce the percentage in principal amount of the Notes, the consent of whose Holders is required to modify or amend the Indenture; or (f) modify the foregoing requirements or reduce to less than a majority the percentage of Notes necessary to waive any past default.

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

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis contains certain forward-looking statements. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including changes in the housing market, changes in the mortgage market, increasing construction costs, increases in funding cost, changes in land use regulation and other factors set forth herein. Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Funding Company's Prospectus dated February 8, 1996, as filed with the Securities and Exchange Commission, starting with the section on RISK FACTORS.

OVERVIEW

     The Funding Company began operations on May 16, 1996. It was formed for the purpose of funding land acquisition, infrastructure improvements, and the construction of homes in single-family residential housing communities by making secured Loans to M&M Project Entities for the development of Projects. See "Properties--Projects."

LIQUIDITY AND CAPITAL RESOURCES

     The Funding Company derives necessary cash flow from the collection of principal and interest on Loans to Project Entities. The Funding Company continually monitors the timing of receipt of such funds to coincide with the quarterly payment of interest to holders of its 15% Secured Notes, which represents the primary cash expenditure by the Funding Company.

     The Funding Company does not expect to raise additional funds from external sources in the foreseeable future and its shareholders are under no obligation to contribute additional capital to the business. The Funding Company is dependent on the collectibility of Loans to Project Entities to meet its working capital needs. In the event that a Project Entity defaults on a Loan, the Funding Company would need to seek repayment of such Loan through foreclosure on the collateral securing the Loan. The Funding Company is unable to predict the amount or timing of receipt of proceeds from a foreclosure action and, accordingly, may be unable to meet the schedule of principal and interest payments to holders of the 15% Secured Notes.

RESULTS OF OPERATIONS

     Revenues comprised of interest income were $619,573 and $641,132 during 1998 and 1997 respectively. Revenues were generated by the Funding Company on Loans made to six Project Entities during 1998 and five Project Entities during 1997. See "Loans to Project Entities." At December 31, 1998, the Funding Company had Loans outstanding to three Project Entities totaling $3,682,859 while at December 31, 1997 the Company had two loans outstanding totaling $3,096,545. The decrease in interest income in 1998 compared to 1997 is due to the lower total average loan balance in 1998. The Funding Company makes Loans bearing interest at 16% per annum and collects fees for administering each Loan from the Project Entity.

     The Funding Company's cost of revenues during 1998 and 1997 was $637,876 and $651,727 respectively, consisting primarily of interest expense on the Notes issued by the Funding Company on May 15, 1996. The interest expense in 1998 and 1997 was $562,500 in each year. Interest expense is fixed on an annual basis since the outstanding Secured Notes cannot be increased from $3,750,000. Costs also included $42,524 in amortization of deferred costs related to the issuance of the 15% Secured Notes for 1998 and 1997.

     The Funding Company elected "S" corporation status for both federal and state income tax purposes on July 11, 1995, therefore limiting the amount of income taxes incurred through December 31, 1998.

     The Funding Company recorded a net loss of $18,303 and $10,595 for the years ended December 31, 1998 and December 31, 1997 respectively, although the net interest margin was a positive $39,048 and $60,689 respectively. The losses are a result of the amortization of the organizational costs described above.

The Notes mature May 14, 2002.

LOANS TO PROJECT ENTITIES

     During 1998, the Funding Company made the following Loans to seven Project Entities which had the following loan balances as of December 31, 1998:


                                                               Loan           Initial Date of          Loan
   Project                                Location          Commitment            Funding           Outstanding
   -------                                --------          ----------        ---------------       -----------
Heather Knolls ................         S. Brunswick         $3,400,000         June 18, 1998              --
Heritage Landing ..............         South River          $1,400,000         Oct. 13, 1998         $  787,500
Maple Crest ...................         Phillipsburg         $  400,000         Nov. 30, 1998         $  400,000
Seven Oaks ....................         Freehold             $  600,000         Nov. 15, 1997         $  600,000
Seven Oaks ....................         Freehold             $2,390,000         July 31, 1998         $     --
Seven Oaks ....................         Freehold             $1,700,000         Aug. 28, 1998         $  613,359
Seven Oaks ....................         Freehold             $2,620,000         Nov.  6, 1998         $1,282,000


Currently, the Funding Company does not have any non-performing loans or any loans in default.

EFFECT OF INFLATION

     The principal effect of inflation on the Funding Company arises from the impact of inflation on the underlying homebuilding operations of Project Entities that have received Loans from the Funding Company. Homebuilding may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Inflation also increases financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. Homebuilding companies attempt to pass through to their customers any increases in their costs through increased sales prices. Inflation has not had a material adverse effect on the results of operations of the Project Entities; however, there is no assurance that inflation will not have a material adverse impact on such results or on the Funding Company's future results of operations.

READINESS FOR YEAR 2000

     The Funding Company has completed an initial assessment of its Year 2000 status and has developed and implemented a plan to address the Funding Company's exposure to the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems that have time sensitive software may recognize the date "00" as the year 1900 rather than 2000. This could result in a major system failure or miscalculations. Pursuant to its plan, the Funding Company implemented a Year 2000 conversion in July 1998 which included upgrading its software and purchasing a new network server. The cost of the compliance of the Year 2000 conversion on all of its systems was $30,000 in 1998. No additional costs are now anticipated. Major suppliers will be contacted in order to assess their status as to Year 2000 compliance in the first half of 1999.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements beginning on Page F-1.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants

Consolidated Balance Sheet as of December 31, 1998

Consolidated Statement of Loss for the year ended December 31, 1998

Consolidated Statement of Stockholders' Equity for the year ended
 December 31, 1998

Consolidated Statement of Cash Flows for the year ended December 31, 1998

Summary of Accounting Policies

Notes to Consolidated Financial Statements

                                   MATZEL & MUMFORD
                             MORTGAGE FUNDING, INC.





















                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   MATZEL & MUMFORD
                             MORTGAGE FUNDING, INC.



















================================================================================

                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997

                             MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                            CONTENTS

================================================================================



   INDEPENDENT AUDITORS' REPORT                                    3

   FINANCIAL STATEMENTS:
     Balance sheets                                                4
     Statements of operations and changes in
       accumulated deficit                                         5
     Statements of cash flows                                      6
     Notes to financial statements                              7-10

INDEPENDENT AUDITORS' REPORT


Matzel & Mumford Mortgage Funding, Inc.
Hazlet, New Jersey

We have audited the accompanying balance sheets of Matzel & Mumford Mortgage Funding, Inc. as of December 31, 1998 and 1997, and the related statements of operations and changes in accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford Mortgage Funding, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/S/B D O SEIDMAN, LLP
---------------------


January 29, 1999

                             MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                                      BALANCE SHEETS

================================================================================


December 31,                                                            1998                  1997
-----------                                                          ----------            ----------
ASSETS
  Cash                                                               $  383,498            $  945,616
-----------------------------------------------------------------------------------------------------
           CURRENT ASSETS                                               383,498               945,616
MORTGAGE RECEIVABLE (NOTE 2)                                          3,682,859             3,096,545
DEFERRED FINANCING COSTS                                                143,525               186,049
-----------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                              $4,209,882            $4,228,210
=====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                                   $      100            $      125
-----------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                        100                   125
   Notes payable (Note 3)                                             3,750,000             3,750,000
-----------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                          3,750,100             3,750,125
-----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 5,000 shares authorized; 500
    shares issued and outstanding                                        10,000                10,000
  Additional paid in capital                                            490,000               490,000
  Accumulated deficit                                                   (40,218)              (21,915)
-----------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                   459,782               478,085
-----------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $4,209,882            $4,228,210
=====================================================================================================

                                                      See accompanying notes to financial statements.

                             MATZEL & MUMFORD MORTGAGE FUNDING, INC.


          STATEMENTS OF OPERATIONS AND CHANGES IN ACCUMULATED DEFICIT
================================================================================


December 31,                                                            1998                  1997
-----------                                                          ----------            ----------
REVENUE:
   Interest (Note 4)                                                 $  583,525            $  606,715
   Fees (Note 5)                                                         36,048                34,417
-----------------------------------------------------------------------------------------------------
                                                                        619,573               641,132
-----------------------------------------------------------------------------------------------------
EXPENSES:
   General and administrative                                            32,852                46,703
   Amortization                                                          42,524                42,524
   Interest                                                             562,500               562,500
-----------------------------------------------------------------------------------------------------
                                                                        637,876               651,727
-----------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                    (18,303)              (10,595)
ACCUMULATED DEFICIT, BEGINNING OF YEAR                                  (21,915)              (11,320)
-----------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF YEAR                                     $  (40,218)           $ (21,915)
=====================================================================================================

                                                      See accompanying notes to financial statements.

                             MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                            STATEMENTS OF CASH FLOWS

================================================================================


December 31,                                                            1998                  1997
-----------                                                          ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (18,303)           $  (10,595)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization                                                       42,524                42,524
      Increase (decrease) in accounts payable                               (25)                   25
      Increase (decrease) in mortgage loans, net                       (586,314)              703,455
-----------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (562,118)              735,409
-----------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                            (562,118)              735,409
CASH, BEGINNING OF PERIOD                                               945,616               210,207
-----------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $   383,498           $  945,616
=====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                         $  562,500            $  562,500
=====================================================================================================
    Income taxes                                                     $      200            $      200
=====================================================================================================

                                                      See accompanying notes to financial statements.

                             MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


1. SUMMARY OF                    Nature of Business
   ACCOUNTING POLICIES
                                 Matzel & Mumford Mortgage Funding, Inc.
                                 ("Funding") is a New Jersey corporation formed for the purpose of financing loans to real estate development companies controlled by the principals of The Matzel and Mumford
                                 Organization, Inc. ("MMO"), which are engaged in the business of developing single-family residential housing communities.

                                 Deferred Costs

                                 Deferred costs include legal, accounting and filing fees incurred in connection with the company's registration statement. These costs are being amortized over 6 years.

                                 Long-Lived Assets

                                 The Company evaluates Statement of Financial
                                 Accounting Standards No. 114, "Accounting by
                                 Creditors For Impairment of a Loan" ("SFAS
                                 114"). Under SFAS 114, a creditor should evaluate the collectibility of both interest and principal to assess the need for a loss accrual. Management believes there are no loss accruals necessary at this time.

                                 Income Taxes

                                 The stockholders of the Company have elected
                                 "S" corporation status for federal and state income tax purposes. Under those provisions, the shareholders are liable for income taxes on their respective share of the Company's net taxable income or loss.

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

                             MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


2. MORTGAGE RECEIVABLE           The Company has the following mortgages
                                 receivable from its affiliates:


        December 31, 1998
        ------------------------------------------------------------------------
        Matzel & Mumford at Freehold (a)                             $ 2,495,359

        Matzel & Mumford at Phillipsburg (b)                             400,000

        Matzel & Mumford at Heritage Landing (c)                         787,500
        ------------------------------------------------------------------------
                                                                     $ 3,682,859
        ========================================================================


                                 (a)   Matzel & Mumford at Freehold has three
                                       notes outstanding. The first note had a
                                       maximum commitment of $1,700,000 and is
                                       to finance the construction of five
                                       homes. The note is due on August 28, 1999 and had an outstanding balance of $613,359 at December 31, 1998. The note is collateralized by a first mortgage on the five building lots.

                                       The second note had a maximum commitment of $2,620,000 and is to finance the construction of seven homes. The note is due on November 7, 1999 and had an outstanding balance of $1,282,000 at December 31, 1998. The note is collateralized by a first mortgage on the seven building lots.

                                       The third note has a maximum commitment
                                       of $600,000 and was used to finance the
                                       land acquisition of phase three (31
                                       lots). The note is due on November 15,
                                       1999 and had an outstanding balance of
                                       $600,000 at December 31, 1998. The note
                                       is collateralized by a second mortgage on the 31 building lots.

                                 (b) A $400,000 second mortgage note was used to finance the land acquisition of 26 improved lots. The note has a term of 24 months and bears interest at 16%. Interest is payable quarterly and principal is due at November 30, 2000. The loan is collateralized by a second mortgage.

                             MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


                                 (c) A $787,500 first mortgage note was used to finance the acquisition of 21 building lots in the project. The note has a term of 24 months and bears interest at 16%. Interest is payable quarterly and principal is due at maturity. The loan is collateralized by a first mortgage on the 21 building lots.

                                 Interest payments on all the notes are payable quarterly at an interest rate of 16% The collateral on these notes has a recorded value in excess of the respective notes.

                                 The Company charges each borrower a quarterly administrative fee based on the average outstanding loan balance. Debt service payments on the loans, together with the administrative fee, are intended to cover the 15% interest due on the Company's notes payable (Note 3) and the .5% loan servicing fee payable to MMO and other expenses of Funding.

3.  NOTES PAYABLE                The Company filed a registration statement
                                 with respect to a debt offering of up to $6,000,000. The Company raised $3,750,000 in connection with the debt offering, which have been used to finance affiliated real estate projects. The Notes are payable interest only at 15%. Interest payments are payable quarterly beginning June 30, 1996. The Note matures on
                                 May 14, 2002 and is redeemable at the option of the Company.

                                 Contemporaneously, with the issuance of the notes, the stockholders contributed the $500,000 capital requirement.


4.  RELATED PARTY                Revenues from related parties are as follows:
    TRANSACTIONS


                                 December 31,              1998           1997
                                 -----------------------------------------------
                                 Interest                $583,525       $606,715

                                 Service fees              36,048         34,417
                                 -----------------------------------------------
                                                         $619,573       $641,132
                                 ===============================================

                             MATZEL & MUMFORD MORTGAGE FUNDING, INC.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


5.  FAIR VALUE OF                In accordance with the requirements of SFAS No.
    FINANCIAL                    107, "Disclosures about Fair Value of Financial
    INSTRUMENT                   Instruments," the Company has provided the
                                 following fair value estimates and information about valuation methodologies. The estimated fair value amounts have been determined using available market information, however, considerable judgement is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

                                 For purposes of this analysis, the Company has assumed 12% as the current market rate on the mortgages receivable and payable.

                                 Fair value information presented herein is based on information available at December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and; therefore, the current estimates of fair value at dates subsequent to December 31, 1998 and 1997 may differ from these amounts.


       December 31,                     1998                      1997
       --------------------    -----------------------   -----------------------
                                                FAIR         Book         Fair
                                BOOK VALUE      VALUE        Value        Value
       -------------------------------------------------------------------------
       Mortgages receivable    $3,682,859   $3,830,000   $3,096,545   $3,220,000
       =========================================================================
       Mortgages payable       $3,750,000   $3,862,500   $3,750,000   $3,862,000
       =========================================================================

                                  MATZEL & MUMFORD AT
                              SOUTH BRUNSWICK, L.L.C.



















================================================================================

                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                                            CONTENTS

================================================================================



INDEPENDENT AUDITORS' REPORT                                       3

FINANCIAL STATEMENTS:
  Balance sheets                                                   4
  Statements of income from operations and
    changes in members' equity                                     5
  Statements of cash flows                                         6
  Notes to financial statements                                 7-11

INDEPENDENT AUDITORS' REPORT


To the Members
Matzel & Mumford at South Brunswick, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheets of Matzel & Mumford at South Brunswick, L.L.C. as of December 31, 1998 and 1997, and the related statements of operations and changes in members' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at South Brunswick, L.L.C. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/S/B D O SEIDMAN, LLP
---------------------


January 29, 1999

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                                      BALANCE SHEETS

================================================================================


December 31,                                                            1998                  1997
-----------                                                          ----------            ----------
ASSETS
  Cash                                                               $   47,167            $   53,028
  Cash - restricted (Note 1)                                            188,606               188,600
  Note receivable                                                        38,700                     -
  Inventory (Note 2)                                                  6,392,263             8,776,775
-----------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                $6,666,736            $9,018,403
=====================================================================================================
LIABILITIES AND MEMBERS' EQUITY
  Mortgages payable (Note 4)                                         $4,589,271            $5,046,744
  Mortgage payable - M&M Mortgage Funding (Note 4)                            -             2,496,545
  Accounts payable and accrued expense                                  876,499               163,174
  Customer deposits                                                     564,920               581,526
  Due to affiliates (Note 5)                                             89,332               422,194
  Note payable (Note 3)                                                       -               300,000
-----------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                            6,120,022             9,010,183
MEMBERS' EQUITY                                                         546,714                 8,220
-----------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND MEMBERS' EQUITY                       $6,666,736            $9,018,403
=====================================================================================================

                                                      See accompanying notes to financial statements.

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                STATEMENTS OF INCOME FROM OPERATIONS
                                      AND CHANGES IN MEMBERS' EQUITY

================================================================================





Year ended December 31,                                                 1998                  1997
-----------------------                                             -----------           -----------
NET SALES                                                           $16,725,810           $         -
COST OF SALES                                                        14,717,924                     -
-----------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                 2,007,886                     -
SALES AND MARKETING EXPENSES                                            723,847                     -
GENERAL AND ADMINISTRATIVE EXPENSES                                     760,376                     -
-----------------------------------------------------------------------------------------------------
         INCOME FROM OPERATIONS                                         523,663                     -
OTHER INCOME                                                             14,831                     -
-----------------------------------------------------------------------------------------------------
NET INCOME                                                              538,494                     -
MEMBERS' EQUITY, BEGINNING OF YEAR                                        8,220                 8,220
-----------------------------------------------------------------------------------------------------
MEMBERS' EQUITY, END OF YEAR                                        $   546,714                $8,220
================================================================================---------------------

                                                       See accompanying notes to financial statements.

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                           STATEMENTS OF CASH FLOWS

================================================================================


Year Ended December 31,                                                 1998                  1997
-----------------------                                              ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  538,494            $    8,220
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Increase in cash - restricted                                          (6)             (188,600)
      Decrease (increase) in inventories                              2,384,512            (4,371,824)
      Increase in accounts payable and accrued expenses                 713,325               145,111
      Increase (decrease) in customer deposits                          (16,606)              581,526
-----------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          3,619,719            (3,825,567)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                                  -               300,000
  Repayment of note payable                                            (300,000)
  Proceeds from mortgages payable                                                           6,443,289
  Repayments on mortgages payable                                    (2,954,018)           (2,645,125)
  Increase in notes receivable                                         (38,700)
  Repayments of due to affiliates                                      (332,862)             (220,026)
-----------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                   (3,625,580)            3,878,138
-----------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH                                              (5,861)               52,571
CASH, BEGINNING OF YEAR                                                  53,028                   457
-----------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                    $   47,167            $   53,028
=====================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                             $ 1,023,318           $  752,434
=====================================================================================================

                                                      See accompanying notes to financial statements.

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


1.  SUMMARY OF             Nature of Business and Organization
    ACCOUNTING POLICIES
                           Matzel & Mumford at South Brunswick, L.L.C. ("M&M at
                           South Brunswick") is a New Jersey limited liability company formed on May 1, 1996, for the purpose of purchasing land in South Brunswick, New Jersey and developing and constructing 91 single-family homes on the land.

                           Revenue Recognition

                           Revenues arising from home sales are recognized under the accrual method of accounting in accordance with Financial Accounting Standard No. 66. Under this method, income is recognized when all terms relating to the sale of a unit are complete, consideration is exchanged and title is conveyed to the buyer.

                           Restricted Cash

                           Restricted cash represents amounts on deposit primarily with municipalities as collateral for project improvements, which are yet to be completed or approved.

                           Inventories

                           Inventories are stated at the lower of cost or fair value. Inventories under development or held for development, are stated at accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition.

                           Inventory costs are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and site improvements, home construction, project overhead, financing and construction management fees. Interest capitalized is based upon the interest charged on specifically related debt. Management fees to a related party are capitalized by the Company.

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


                           Income Taxes

                           The Company is organized and operates as a limited liability corporation which is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Company are included on each member's tax return, in accordance with the terms of the operating agreement.

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


2.  INVENTORIES            Inventories relating to the development of
                           single-family homes consist of the following:


                     December 31,                              1998         1997
                     -----------------------------------------------------------
                     Land                                $1,725,708   $3,580,091

                     Site improvements                    2,364,845    2,779,716

                     Direct home construction costs       1,488,082    1,252,118

                     Financing                              813,628    1,164,850
                     -----------------------------------------------------------
                                                         $6,392,263   $8,776,775
                     -----------------------------------------------------------


                           All expenses incurred for the development of the project are capitalized. Selling expenses which do not benefit future periods, are treated as period costs and expensed as incurred.

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


3.  NOTES PAYABLE          On June 16, 1997, the Company entered into a
                           financing arrangement with an individual in the amount of $300,000 bearing interest at 15%. Repayment of principal calls for $10,000 per closing, for closings 11 through 40, but no later than June 15, 1999. The first interest payment commences six months from the date of the note and then every three months thereafter. The note is collateralized by a financial guarantee bond, which is guaranteed by the managing member's of the Company. This note was repaid in full during 1998.

                           The fair value of the note payable at December 31, 1997, approximated fair value of instruments with similar terms and average maturities.


4.  MORTGAGES PAYABLE

             December 31,                                   1998         1997
             ------------------------------------------------------------------
             Land and construction - related party (a)  $        -   $2,496,545

             Land and construction mortgage (b)            175,929    4,809,244

             Land and construction mortgage (c)          4,413,342            -

             1st mortgage (d)                                    -      237,500
             ------------------------------------------------------------------
                                                        $4,589,271   $7,543,289
             ==================================================================


                           (a) The Company has a mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at South Brunswick. The note is in the maximum amount of $3,400,000 and is to fund land acquisition and site improvements for phase two (51 lots) and is payable interest only at 16%. Interest payments are payable quarterly until November 1999, when the outstanding principal balance is due. The note is collateralized by a first mortgage on the property. This note was repaid in full during 1998.

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


                           (b) The Company has commitments from a bank for land acquisition and construction as follows:

                                o    Note A, in the maximum amount of
                                     $4,000,000, was to fund land acquisition and improvements. The note bears interest at the prime rate, plus 1 1/2%, and matures in June 1998. Interest was payable monthly and principal is payable with each closing at the greater of 120% of the cost of the related land and site improvements or $120,000. The loan was collateralized by a first mortgage on the land and improvements of phase one (40 lots) of the project and is guaranteed by the managing member's of the Company. At December 31, 1997, the Note had a balance of $4,000,000. This Note was repaid in full during 1998.

                                o Note B, a revolver, in the maximum amount of $2,500,000, is to be used to fund construction projects. The note bears interest at the prime rate, plus 1%, and matures in June 1999. Interest is payable monthly and principal is paid upon closing of each unit. The loan is collateralized by a first mortgage on the units being constructed. The note balance is $175,929 and $809,244 as of December 31, 1998 and 1997, respectively.

                           (c) The Company has a construction mortgage payable in the maximum amount of $7,200,000 to fund land improvements and construction. The note bears interest at the prime rate (8.125% at December 31, 1998), plus .375%, and matures in June 2000.

                                Interest is payable monthly and principal is payable with each closing $80,000 per lot for land improvements and 100% of the funds advanced for construction per lot. The loan is collateralized by a first mortgage on the land and improvements of phase two (51 lots) of the project and is guaranteed by the managing Members.

                          MATZEL & MUMFORD AT SOUTH BRUNSWICK, L.L.C


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


                           (d) The Company has a mortgage payable in the maximum amount of $500,000, is to fund the construction of two model homes. The note has a term of 18 months expiring July 1998 and bears interest at the prime rate, plus 1 1/2%. Interest is payable monthly and principal is paid upon closing of each unit. The loan is collateralized by the model home being constructed. The note balance is $237,500 as of December 31, 1997. The mortgage was repaid during 1998.

                           The fair value of the mortgages approximates fair value of instruments with similar terms and average maturities.

5.  RELATED PARTY          The Company has an agreement with the Matzel &
    TRANSACTIONS           Mumford Organization, Inc. ("MMO"), whereby MMO
                           provides construction management services at a fee of 4% of the gross selling price of each house. MMO is entitled to draws of $30,000 per month. During 1998 and 1997, the Company advanced MMO $360,000 of management fees in each year. During 1998, $502,759 of these fees were charged to expense. No amounts were expense during 1997.

                           Included in due to/from affiliates are transfers of costs incurred by affiliated companies of the managing member of the Company. The amounts are short term in nature and bear no interest. The amounts are to be repaid as cash flow allows.



6.  YEAR 2000              Like other companies, M&M at South Brunswick could be
    (UNAUDITED)            adversely affected if the computer systems we, our
                           suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000.
                           This is commonly known as the "Year 2000" issue.
                           Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in this issue, management cannot provide assurances that the Year 2000 issue will not have an effect on the Company's operations.

                                MATZEL & MUMFORD AT
                            HERITAGE LANDING, L.L.C.


















===============================================================================

                                                            FINANCIAL STATEMENTS
                                                   PERIOD APRIL 1, 1998 (DATE OF
                                                 INCEPTION) TO DECEMBER 31, 1998

                        MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.


                                                            CONTENTS

================================================================================


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 3

FINANCIAL STATEMENTS:
  Balance sheet                                                    4
  Statement of cash flows                                          5
  Notes to financial statements                                  6-10

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Members
Matzel & Mumford at Heritage Landing, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheet of Matzel & Mumford at Heritage Landing, L.L.C. as of December 31, 1998 and the related statement of cash flows for the period April 1, 1998 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at Heritage Landing, L.L.C. as of December 31, 1998, and its cash flows for the period April 1, 1998 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.





/S/B D O SEIDMAN, LLP
---------------------


January 29, 1999

                        MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.


                                                       BALANCE SHEET

================================================================================


December 31, 1998,
--------------------------------------------------------------------------------
ASSETS
  Cash                                                           $  174,375
  Restricted cash                                                   170,568
  Inventory (Notes 2 and 3)                                       4,937,916
--------------------------------------------------------------------------------
         TOTAL ASSETS                                            $5,282,859
================================================================================
LIABILITIES AND MEMBERS' EQUITY
  Accounts payable and accrued expenses                          $   16,472
  Due to affiliates                                                 395,296
  Mortgages payable (Note 3)                                      3,193,159
  Mortgage payable - Related party (Note 4)                         787,500
  Notes payable (Note 5)                                            819,569
  Customer deposits                                                  70,863
--------------------------------------------------------------------------------
         TOTAL LIABILITIES                                        5,282,859
MEMBERS' EQUITY                                                       1,000
MEMBERS' EQUITY RECEIVABLE                                           (1,000)
--------------------------------------------------------------------------------
         TOTAL LIABILITIES AND MEMBERS' EQUITY                   $5,282,859
================================================================================

                                 See accompanying notes to financial statements.

                        MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.


                                             STATEMENT OF CASH FLOWS

================================================================================


For the period April 1, 1998 (date of inception) to December 31, 1998
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $         -
  Adjustments to reconcile net income to net cash used
    in operating activities:
      Increase in cash-restricted                                  (170,568)
      Increase in inventories                                    (4,274,166)
      Increase in accounts payable                                   16,472
      Increase in customer deposits                                  70,863
--------------------------------------------------------------------------------
         NET CASH USED IN OPERATING ACTIVITIES                   (4,357,399)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgages payable                                 3,316,909
  Proceeds from notes payable                                       819,569
  Increase in due to affiliates                                     395,296
--------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                4,531,774
--------------------------------------------------------------------------------
INCREASE IN CASH                                                    174,375
CASH, BEGINNING OF PERIOD                                                 -
 -------------------------------------------------------------------------------
CASH, END OF PERIOD                                              $  174,375
================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                         $  235,115
================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of land financed by the seller                     $  663,750
================================================================================

                                 See accompanying notes to financial statements.

                        MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


1.  SUMMARY OF             Nature of Business and Organization
    ACCOUNTING POLICIES
                           Matzel & Mumford at Heritage Landing, L.L.C. ("M&M at
                           Heritage Landing" or the "Company") is a New Jersey limited liability company formed on April 1, 1998, for the purpose of purchasing land in South River, New Jersey and developing and constructing 132 single-family homes on the land.

                           On October 12, 1998, M&M at Heritage Landing commenced the purchase of the land by closing on 36 lots. On November 24, 1998, M&M at Heritage Landing closed on an additional 34 lots. The Company has a commitment to purchase an additional 36 lots by November 24, 1999 and the remaining lots prior to August 24, 2000, at a total remaining purchase price of $1,738,800. As of December 31, 1998, the Company has commenced construction of homes.

                           Revenue Recognition

                           Revenues arising from home sales will be recognized under the accrual method of accounting in accordance with Financial Accounting Standard No. 66. Under this method, income will be recognized when all terms relating to the sale are complete, consideration is exchanged and title is conveyed to the buyer.

                           Restricted Cash

                           Restricted cash represents amounts on deposit, primarily with municipalities, as collateral for project improvements, which are yet to be completed.

                           Inventories

                           Inventories are stated at the lower of cost or fair value. Inventories under development, or held for development, are stated at accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition.

                           Inventory costs are comprised of direct unit and allocated costs. Development costs will be capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and site improvements, home construction, project overhead, financing and construction management fees. Capitalized interest is based upon the interest charged on specifically related debt. The management fees to a related party are capitalized by the Company.

                        MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


                           Members' Capital

                           The two managing members have pledged a total of $1,000 in capital contributions.

                           Income Taxes

                           The Company is organized and operates as a limited liability company which is not subject to Federal or state income taxes. Accordingly, no provision for income taxes has been made. The earnings or losses of the Company are included on each member's tax return, in accordance with the terms of the operating agreement.

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

2.  INVENTORIES            Inventories relating to the development of
                           single-family homes consist of the following at December 31, 1998:


                     -----------------------------------------------------------
                     Land                                             $2,240,208

                     Site improvement                                  1,626,612

                     Homes under construction                            819,463

                     Financing                                           251,633

                     -----------------------------------------------------------
                                                                      $4,937,916
                     ===========================================================


                           All expenses incurred for the development of the project will be capitalized. Selling expenses which do not benefit future periods, will be treated as period costs and will be expensed as incurred.

                        MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


3.  MORTGAGES PAYABLE  December 31, 1998
                       ---------------------------------------------------------
                       Land, improvements and construction loan (a)   $2,529,409

                       Second purchase money mortgage (b)                663,750
                       ---------------------------------------------------------
                                                                      $3,193,159
                       =========================================================


                           (a) The Company has a commitment from a bank for a revolving loan of up to $5,835,000 for the acquisition and improvement of land and the construction of the 132 homes. The loan bears interest at prime (7 3/4% at December 31, 1998), plus 1/2%, has a term of two years with a one year extension at no additional cost and is collateralized by a first mortgage on section one consisting of 49 lots and homes construction thereon.

                           (b) The Company has a second mortgage payable to the seller on 24 of the lots purchased on November 24, 1998. Interest at 7 1/2% is payable monthly until November 24, 2001, when the outstanding principal balance is due. The seller is also entitled to additional fees of 3.75% of gross sales price of the house in excess of $210,000 to $240,000 and 10% of gross sales price of $240,000 to $400,000.

4.  MORTGAGE PAYABLE -     The Company has a mortgage payable to Matzel &
    RELATED PARTY          Mumford Mortgage Funding, Inc., an entity controlled
                           by the members of M&M at Heritage Landing. Interest at 16% is payable quarterly until December 31, 2000, when the outstanding principal balance is due. The note is collateralized by a first mortgage on the land and improvements, relating to the 21 lots under development.

5.  NOTES PAYABLE          The Company has two notes in the amount of $819,569
                           due to two investment limited partnerships, for which one of the members of the Company is the general partner. The notes are unsecured, have no fixed maturity, and provide for interest payable quarterly at 12%. These notes can be called in whole or in part by the lenders with forty-five days written notice.

                        MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


6.  RELATED PARTY          The Company has an agreement with the Matzel &
    TRANSACTIONS           Mumford Organization, Inc. ("MMO"), whereby MMO
                           provides construction management services. Pursuant to the agreement, the fee for such services will be based on 3-1/2% of the gross selling price of each house. The agreement also provides that during the period prior to the sale of homes, MMO is entitled to draws of $30,000 per month. During the period April
                           1, 1998 through December 31, 1998, the Company has advanced fees of $90,000.

                           Included in "Due to affiliates" are transfers of costs incurred by affiliated companies of the managing member of the Company. The amounts are short term in nature and bear no interest. The amounts are to be repaid as cash flows permits.

7.  FAIR VALUE OF          In accordance with the requirements of SFAS No. 107,
    FINANCIAL              "Disclosures about Fair Value of Financial
    INSTRUMENTS            Instruments," the Company has provided the following
                           fair value estimates and information about valuation methodologies. The estimated fair value amounts have been determined using available market information, however, considerable judgement is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

                           For purposes of this analysis, the Company has assumed 12% as the current market rate on its Mortgages payable-related party and Notes payable. Other Mortgages are considered to be at market rates due to their variable interest rates and relatively recent date of borrowing.

                           Fair value information presented herein is based on information available at December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1998, may differ significantly from those amounts.

                        MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


                    December 31, 1998                   Book Value    Fair Value
                    ------------------------------------------------------------
                    Mortgages payable                   $3,980,659    $4,044,000
                    ============================================================
                    Notes payable                       $  819,569    $  819,569
                    ============================================================


                           The recorded amounts of cash, restricted cash, accounts payable, due to affiliates and customers deposits approximate the fair value of these instruments.

8.  YEAR 2000              Like other companies, M&M at Heritage Landing could
    (UNAUDITED)            be adversely affected if the computer systems we or
                           our suppliers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000.
                           This is commonly know as the "Year 2000" issue. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an effect on the Company's operations.

                                MATZEL & MUMFORD AT
                                   FREEHOLD, L.L.C.



















================================================================================

                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                               CONTENTS

================================================================================


INDEPENDENT AUDITORS' REPORT                                        3

FINANCIAL STATEMENTS:
  Balance sheets                                                    4
  Statements of income and changes in members' equity               5
  Statements of cash flows                                          6
  Notes to financial statements                                  7-11

INDEPENDENT AUDITORS' REPORT

To the Members
Matzel & Mumford at Freehold, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheets of Matzel & Mumford at Freehold, L.L.C. as of December 31, 1998 and 1997, and the related statements of income and changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at Freehold, L.L.C. as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






/S/B D O SEIDMAN, LLP
---------------------


January 29, 1999

                                MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                                      BALANCE SHEETS

================================================================================


December 31,                                              1998              1997
--------------------------------------------------------------------------------
ASSETS

  Cash                                               $ 220,360       $   361,379
  Restricted cash (Note 1)                             198,040           229,020
  Inventory (Notes 2 and 3)                          8,509,304        11,756,553
  Note receivable                                       44,550            44,500
  Due from affiliates (Note 4)                               -           809,711
  Fixed assets, net                                      3,927             7,856
  Utility deposits                                      47,823            38,570
--------------------------------------------------------------------------------
         TOTAL ASSETS                               $9,024,004       $13,247,589
--------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY

  Accounts payable and accrued expenses             $  769,031       $   709,668
  Mortgages payable (Note 3)                         5,311,329        10,587,034
  Notes payable - related party (Note 4)             2,495,359         1,000,000
  Due to affiliates                                     48,816                 -
  Customer deposits                                    254,480           891,680
--------------------------------------------------------------------------------
         TOTAL LIABILITIES                           8,879,015        13,188,382
MEMBERS' EQUITY                                        144,989            59,207
--------------------------------------------------------------------------------
         TOTAL LIABILITIES AND MEMBERS' EQUITY      $9,024,004       $13,247,589
================================================================================
                                 See accompanying notes to financial statements.

                                MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                 STATEMENTS OF INCOME AND CHANGES IN MEMBERS' EQUITY

================================================================================

December 31,                                              1998              1997
--------------------------------------------------------------------------------
NET SALES                                          $22,362,396        $6,309,597
COST OF SALES                                       19,842,974         5,728,528
--------------------------------------------------------------------------------
         GROSS PROFIT                                2,519,422           581,069

SALES AND MARKETING EXPENSES                         1,139,050           333,952
GENERAL AND ADMINISTRATIVE EXPENSES                    654,875           194,409
--------------------------------------------------------------------------------

         INCOME FROM OPERATIONS                        725,497            52,708

OTHER INCOME                                            10,285             6,499
--------------------------------------------------------------------------------

         NET INCOME                                    735,782            59,207

MEMBERS' EQUITY, BEGINNING OF YEAR                      59,207                 -
DISTRIBUTIONS                                          650,000                 -
--------------------------------------------------------------------------------
MEMBERS' EQUITY, END OF YEAR                        $  144,989        $   59,207
================================================================================
                                 See accompanying notes to financial statements.

                                MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                            STATEMENTS OF CASH FLOWS

==========================================================================================
December 31,                                                       1998              1997
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   735,782        $   59,207
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation                                                3,929             3,929
      Decrease (increase) in restricted cash                     30,980           (31,550)
      Decrease (increase) in inventory                        3,247,249        (4,037,626)
      Increase in accounts payable and accrued expenses          59,363           575,242
      Increase in utility deposits                               (9,253)          (38,570)
      Increase (decrease) in customer deposits                 (637,200)          891,680
-----------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  3,430,850        (2,577,688)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed asset acquisition                                             -           (11,785)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgages payable                           (22,039,325)         (850,000)
  Proceeds from mortgages payable                            18,258,979         4,460,792
  Increase in note receivable                                       (50)          (44,500)
  Increase in due to affiliates                                 858,527          (683,389)
  Distributions                                                (650,000)                -
-----------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES (3,571,869)        2,882,903
-----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                    (141,019)          293,430
CASH, BEGINNING OF PERIODS                                      361,379            67,949
-----------------------------------------------------------------------------------------
CASH, END OF PERIODS                                        $   220,360        $  361,379
-----------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                   $  1,250,113        $1,204,100
=========================================================================================
                                          See accompanying notes to financial statements.

                                MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


  1.  SUMMARY OF           Nature of Business and Organization
      ACCOUNTING POLICIES

                           Matzel & Mumford at Freehold, L.L.C. ("M&M at Freehold") is a New Jersey limited liability company formed on October 3, 1996, for the purpose of purchasing land in Freehold, New Jersey and developing and constructing 126 single-family homes on the land.

                           Revenue Recognition

                           Revenues arising from home sales are recognized under the accrual method in accordance with Financial Accounting Standards No. 66. Under this method, income is recognized when all terms relating to the sale of a unit are complete, consideration is exchanged and title is conveyed to the buyer.

                           Restricted Cash

                           Restricted cash represents amounts on deposit, primarily with municipalities, as collateral for project improvements, which are yet to be completed or approved.

                           Inventories

                           Inventories are stated at the lower of cost or fair value. Inventories under development or held for development are stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value.

                           Inventories are comprised of direct unit and allocated costs. Development costs are capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, home construction, project overhead, interest and construction management fees. Interest capitalized is based upon the interest rate on specifically related debt. All interest incurred during 1998 and 1997 has been capitalized. The management fees to a related party are paid and capitalized by the Company.

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

2. INVENTORIES             Inventories relating to the development of
                           single-family homes consist of the following:

                     December 31,                             1998          1997
                     -----------------------------------------------------------
                     Land                               $3,363,575   $ 6,268,725

                     Site improvements                   2,325,485     2,724,508

                     Direct home construction costs      1,997,217     1,536,229

                     Financing                             823,027     1,227,091
                     -----------------------------------------------------------
                                                        $8,509,304   $11,756,553
                     ===========================================================


3. MORTGAGES PAYABLE

                     December 31, 1998
                     -----------------------------------------------------------
                     Land and construction loan (a)                  $ 2,595,755

                     Land and construction loan (b)                    2,715,574
                     -----------------------------------------------------------
                                                                     $ 5,311,329
                     ===========================================================

                                MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


                           (a) The note is a revolver, in the maximum amount of $3,000,000 is to be used to fund construction. The note bears interest at the prime rate (7-3/4% at December 31, 1998), plus 1%, and matures in May 1999. Interest is payable monthly and principal is payable with each closing at 100% of all funds advanced on a per lot basis. The Note balance is $2,595,755 as of December 31, 1998.

                                The note is collateralized by a first mortgage on the land and improvements of phases one and two (95 lots) of the project and is guaranteed by the managing members.

                           (b) The Company has a commitment from a bank for land acquisition improvement and construction not to exceed $5,387,000 for phase three as follows:

                                o Note A in the maximum amount of $2,387,000 is to fund land acquisition and improvements. The note has a term of 18 months, is due in February 2000 and bears interest at the prime rate, plus .5%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $92,400, which ever is greater. The Note has a balance of $2,221,653 at December 31, 1998.

                                o Note B in the maximum amount of $3,000,000 is to fund construction. The note has a term of 18 months, is due in February 2000 and bears interest at the prime rate, plus .5%. Interest is payable monthly and principal is payable with each closing at 100% of all funds advanced for construction on a per lot basis. The Note has a balance of $493,921 at December 31, 1998.

                                The above notes are collateralized by a first mortgage on the land and improvements of phase three (31 lots) of the project and is guaranteed by the managing members.

                                MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


4.  NOTES PAYABLE -             The Company has mortgages payable to Matzel &
    RELATED PARTY               Mumford Mortgage Funding, an entity controlled
                                by the members of M&M at Freehold. Interest at 16% is payable quarterly as follows:

                                o The first Note has a maximum commitment of $1,700,000 and is to finance the construction of five homes. The Note is due on August 28, 1999 and had an outstanding balance of $613,359 at December 31, 1998. The Note is collateralized by a first mortgage on the five building lots.

                                o The second Note has a maximum commitment of $2,620,000 and is to finance the construction of seven homes. The note is due on November 7, 1999 and had an outstanding balance of $1,282,000 at December 31, 1998. The Note is collateralized by a first mortgage on the seven building lots.

                                o The third Note has a maximum commitment of $600,000 and was used to finance the land acquisition of phase three (31 lots). The
                                     Note is due at November 15, 1999 and had an outstanding balance of $600,000 at December 31, 1998. The Note is collateralized by a second mortgage on the 31 building lots.


5.  RELATED PARTY          The Company has an agreement with the Matzel &
    TRANSACTIONS           Mumford Organization, Inc. ("MMO"), whereby MMO
                           provides construction management services at a fee of 3% of the gross selling price of each house. MMO is entitled to draws of $50,000 per month. During 1998 and 1997, $600,000 and $360,000, respectively, of management fees have been advanced. $650,846 and $194,409 of management fees were expensed in 1998 and 1997, respectively.

                           Included in due to affiliates are advances to and transfers of costs incurred by affiliated companies of the managing member of the Company. The amounts are short term in nature and bear no interest. The amounts are to be repaid as cash flows permit.

                                MATZEL & MUMFORD AT FREEHOLD, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================



6.  FAIR VALUE OF          In accordance with the requirements of SFAS No. 107,
    FINANCIAL              "Disclosures about Fair Value of Financial
    INSTRUMENTS            Instruments," the Company has provided the following
                           fair value estimates and information about valuation methodologies. The estimated fair value amounts have been determined using available market information, however, considerable judgement is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

                           For purposes of this analysis, the Company has assumed 12% for the current market rate of its related party notes. Other mortgages are considered to be at market rates due to the variable interest rates and relatively recent date of the borrowing.

                           Fair value information presented herein is based on information available at December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1998, may differ significantly from these amounts.

                                                         Book Value   Fair Value
                     -----------------------------------------------------------
                     Loans and mortgages payable         $7,806,688   $7,885,700
                     ===========================================================



                           The recorded values of cash, accounts payable, accrued expenses and due to affiliates, due to their short-term nature, approximate fair value.

7. YEAR 2000               Like other companies, M&M at Freehold could be
   (UNAUDITED)             adversely affected if the computer systems we or our
                           suppliers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly know as the "Year 2000" issue. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year
                           2000 issue will not have an effect on the Company's operations.

                                MATZEL & MUMFORD AT
                               PHILLIPSBURG, L.L.C.




















================================================================================
                                                            FINANCIAL STATEMENTS
                                                  PERIOD FROM SEPTEMBER 24, 1998
                                        (DATE OF INCEPTION) TO DECEMBER 31, 1998

                            MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.


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

INDEPENDENT AUDITORS' REPORT

To the Members
Matzel & Mumford at Phillipsburg, L.L.C.
Hazlet, New Jersey

We have audited the accompanying balance sheet of Matzel & Mumford at Phillipsburg, L.L.C. as of December 31, 1998, and the related statement of cash flows for the period September 24, 1998, (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matzel & Mumford at Phillipsburg, L.L.C. as of December 31, 1998, and its cash flows for the period September 24, 1998, (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.




/S/B D O SEIDMAN, LLP
---------------------


January 29, 1999

                           MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.


                                                      BALANCE SHEET

================================================================================


 December 31, 1998
-------------------------------------------------------------------
 ASSETS

   Cash                                                  $    5,691
   Inventory (Notes 2 and 3)                              1,314,740
-------------------------------------------------------------------
          TOTAL ASSETS                                   $1,320,431
===================================================================
 LIABILITIES AND MEMBERS' EQUITY

   Accounts payable and accrued expenses                 $   50,431
   Due to affiliates                                         33,000
   Mortgages payable (Note 3)                               837,000
   Notes payable - related party (Note 4)                   400,000
-------------------------------------------------------------------
          TOTAL LIABILITIES                               1,320,431
 MEMBERS' EQUITY                                              1,000
 MEMBERS' EQUITY RECEIVABLE                                  (1,000)
-------------------------------------------------------------------
          TOTAL LIABILITIES AND MEMBERS' EQUITY          $1,320,431
===================================================================
                     See accompanying notes to financial statements.

                            MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.


                                             STATEMENT OF CASH FLOWS

============================================================================


 For the period September 24, 1998 (date of inception) to
   December 31, 1998
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $         -
   Adjustments to reconcile net income to net cash used in
     operating activities:
       Increase in inventories                                    (1,314,740)
       Increase in accounts payable and accrued expenses              50,431
----------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                   (1,264,309)
----------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage payable                                    837,000
   Proceeds from notes payable                                       400,000
   Increase in due to affiliates                                      33,000
----------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                1,270,000
----------------------------------------------------------------------------
 INCREASE IN CASH                                                      5,691
 CASH, BEGINNING OF PERIOD                                                 -
----------------------------------------------------------------------------
 CASH, END OF PERIOD                                             $     5,691
============================================================================
 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                        $    33,886
============================================================================
                             See accompanying notes to financial statements.

                            MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


  1.    SUMMARY OF        Nature of Business and Organization
        ACCOUNTING
        POLICIES

                          Matzel & Mumford at Phillipsburg, L.L.C. ("M&M at Phillipsburg" or the "Company") is a New Jersey limited liability company formed on September 24, 1998, for the purpose of purchasing land in Phillipsburg, New Jersey and developing and constructing 26 single-family homes on the land. The Company has begun the construction of homes.

                          Revenue Recognition

                          Revenues arising from home sales will be recognized under the accrual method in accordance with Financial Accounting Standard 66. Under this method, income will be recognized when all terms relating to the sale of a unit are complete, consideration is exchanged and title is conveyed to the buyer.

                          Inventories

                          Inventories are stated at the lower of cost or fair value. Inventories under development or held for development are stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value.

                          Inventory costs are currently comprised of land, capitalized interest and project overhead. Inventory costs will be comprised of direct unit and allocated costs. Development costs will be capitalized until the property is complete and title has been conveyed to the buyer. Development costs generally include land and improvements, home construction, project overhead, interest and construction management fees. Interest capitalized is based upon the interest rate on specifically related debt. The management fees to a related party are paid and capitalized by the Company.

                          Members' Capital

                          The two managing members have pledged a total of $1,000 in capital contributions.

                            MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.


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

  2. INVENTORIES          Inventories relating to the development of
                          single-family homes consist of the following at December 31, 1998:

                          ------------------------------------------------------
                          Land                                      $  927,784
                          Financing                                     39,393
                          Project overhead                             347,563
                          ------------------------------------------------------
                                                                    $1,314,740
                          ======================================================


                          All expenses incurred for the development of the project will be capitalized. Selling expenses which do not benefit future periods, will be treated as period costs and will be expensed as incurred.

  3. MORTGAGES PAYABLE    December 31, 1998
                          ------------------------------------------------------
                          Land and construction loan                $   837,000
                          ======================================================

                            MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


                          The Company has a commitment from a bank for land acquisition and construction in the amount of $2,811,000. The loan bears interest at the prime rate (7-3/4% at December 31, 1998), plus 1/2%, which is payaBle monthly. The loan is collateralized by land and improvements, the guarantee of Matzel & Mumford Organization, Inc. ("MMO") and members of the Company. The loan matures on December 1, 2000.

 4. NOTES PAYABLE -       The Company has a mortgage payable to Matzel &
    RELATED PARTY         Mumford Mortgage Funding, an entity controlled by the
                          members of M&M at Phillipsburg. Interest at 16% is payable quarterly until October 12, 2000, when the outstanding principal balance is due. The note is collateralized by a second mortgage on the land and improvements of the Company.

 5. RELATED PARTY         The Company has an agreement with MMO, whereby MMO
    TRANSACTION           provides construction management services. The fee
                          for such services will be based on 3-1/2% of the grosS selling price of each home. The agreement also provides that during the period prior to the sale of homes, MMO is entitled to draws of $25,000 per month.
                          During the period September 24, 1998 through December
                          31, 1998, the Company has not incurred any management fees.

                          Included in due to affiliates are transfers of costs incurred by affiliated companies of the managing member of the Company. The amounts are short term in nature and bear no interest. The amounts are to be repaid as future cash flow allows.

                            MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================


 6. FAIR VALUE OF          In accordance with the requirements of SFAS No. 107,
    FINANCIAL              "Disclosures about Fair Value of Financial
    INSTRUMENTS            Instruments," the Company has provided the following
                           fair value estimates and information about valuation methodologies. The estimated fair value amounts have been determined using available market information, however, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

                           For purposes of this analysis the Company has assumed a 12% rate as the current market rate of its related party notes. Other mortgages are considered to be at market rates due to their variable interest rates and relatively recent date of the borrowing.

                           Fair value information presented herein is based on information available at December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and; therefore, the current estimates of fair value at dates subsequent to December 31, 1998, may differ significantly from these amounts.

                                                       Book Value   Fair Value
                           -----------------------------------------------------
                           Notes and mortgages payable   $1,237,000   $1,265,000
                           =====================================================

                           The recorded values of cash, accounts payable, accrued expenses and due to affiliates, due to their short-term nature, approximate fair value.

                            MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.


                                       NOTES TO FINANCIAL STATEMENTS

================================================================================



 7. YEAR 2000              Like other companies, M&M at Phillipsburg could be
    (UNAUDITED)            adversely affected if the computer systems we or our
                           suppliers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. At this time, because of the complexities involved in this issue, management cannot provide assurances that the Year 2000 issue will not have an effect on the Company's operations.

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

                                    PART III

ITEM 9 DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Directors and Executive Officers

     The Funding Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The directors and executive officers of the Funding Company are as follows:

      Name                     Age            Position
      ----                     ---            --------
      Bruce Matzel             54             Chairman of the Board,  Director
      Roger Mumford            43             President, Director
      Michael S. Skea          42             Vice President, Secretary

     Bruce Matzel is Chairman of the Board of the Funding Company and a director. Mr. Matzel has served in the same capacity for MMO since its formation in 1986. Mr. Matzel has over thirty years of experience in the real estate development business, including the homebuilding business. Mr. Matzel has developed property in various locations in New Jersey, New York, and Virginia.

     Roger Mumford is President of the Funding Company and a director. Mr. Mumford has served in a similar capacity for MMO since its formation in 1986. Mr. Mumford has been actively engaged in the homebuilding business for over twenty years in various locations in New Jersey and Virginia.

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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of the date of this Report with respect to the beneficial ownership of the Funding Company's common stock by all persons known by the Funding Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.

                                                 Amount and
                                                 Nature of
                       Name and Address of       Beneficial
 Title of Class          Beneficial Owner        Ownership      Percent of Class
 --------------        -------------------       -----------    ----------------

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

ITEM 12 CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

     Bruce Matzel and Roger Mumford were the promoters of the Funding Company, which was incorporated in July, 1995.

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

                                     PART IV

Item 13 Exhibits, Schedules, and Reports on Form 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:  None

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MATZEL & MUMFORD MORTGAGE FUNDING, INC.

Date:  March 26, 1999          By:            /s/ ROGER MUMFORD
                                  --------------------------------------------
                                            Roger Mumford, President
                                         (Principal Executive Officer)


                               By:          /s/ JONATHAN FISHER
                                  --------------------------------------------
                                         Jonathan Fisher, Controller
                                        (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 26, 1999           By:           /s/ BRUCE MATZEL
                                  --------------------------------------------
                                            Bruce Matzel, Director


                               By:           /s/ ROGER MUMFORD
                                  --------------------------------------------
                                          Roger Mumford, Director