Form 10QSB
period 1999-03-31
MATZEL & MUMFORD MORTGAGE FUNDING INC
filed 1999-05-17
CIK 1002525

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March  31, 1999

[_]  Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________  to  _____________

Commission file number 33-98178

                     Matzel & Mumford Mortgage Funding, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            New Jersey                                22-33-82016
    ------------------------------               -------------------
    State or Other Jurisdiction of               ( I.R.S.  Employer
    Incorporation or Organization)               Identification No.)

                                100 Village Court
                            Hazlet, New Jersey, 07730
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 888-1055
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

           Transitional Small Business Disclosure Format (check one):

Yes       No     x
    ----       ----

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.
                                FORM 10-QSB INDEX

                                                                           PAGE
                                                                           -----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements .........................................       1

MATZEL & MUMFORD MORTGAGE FUNDING, INC.

          Balance Sheets as of March 31, 1998 (unaudited) and
          December 31, 1998 Statements of Operations and Retained
          Earnings for the Three Months ended March 31, 1999
          (unaudited) .................................................

          Statement of Cash Flows for the Three Months Ended
          March 31, 1999 (unaudited) ..................................

          Notes to Financial Statements (unaudited) ...................

MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.

          Balance Sheets as of March 31, 1999 (unaudited) and
          December 31, 1998 Statements of Operations and Retained
          Earnings for the Three Months ended March 31, 1999
          (unaudited) .................................................

          Statement of Cash Flows for the Three Months Ended
          March 31, 1999 (unaudited) ..................................

          Notes to Financial Statements (unaudited) ...................


MATZEL & MUMFORD AT FREEHOLD, L.L.C.

          Balance Sheets as of March 31, 1999 (unaudited) and
          December 31, 1998 Statements of Operations and
          Partners' Capital for the Three Months ended March 31,
          1999 (unaudited) ............................................

          Statement of Cash Flows for the Three Months Ended
          March 31, 1999 (unaudited) ..................................

          Notes to Financial Statements (unaudited) ...................

MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.

          Balance Sheets as of March 31, 1999 (unaudited) and
          December 31, 1998 Statements of Operations and
          Partners' Capital for the Three Months ended March 31,
          1999 (unaudited) ............................................

          Statement of Cash Flows for the Three Months Ended
          March 31, 1999 (unaudited) ..................................

          Notes to Financial Statements (unaudited) ...................

Item 2.  Management's Plan of Operation ...............................

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................

Item 2.  Changes in Securities ........................................

Item 3.  Defaults Upon Senior Securities ..............................

Item 4.  Submission of Matters to a Vote of Security Holders...........

Item 5.  Other Information ....... ....................................

Item 6.  Exhibits and Reports on Form 8-K .............................

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1999

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Balance Sheets  .................................................           1

Statement of Operations and Retained Earnings ...................           2

Statement of Cash Flows .........................................           3

Notes to the Financial Statements ...............................         4 - 5

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC

                                 BALANCE SHEETS

                    AS OF MARCH 31,1999 AND DECEMBER 31, 1998



                                                                3/31/99       12/31/98
                                                              -----------    ----------
                                                              (unaudited)     (audited)
                              ASSETS
Cash .....................................................   $   779,307    $   383,498
Prepaid income taxes .....................................           100
Mortgages receivable .....................................     3,284,850      3,682,859
Deferred costs, net ......................................       132,894        143,525
                                                             -----------    -----------
TOTAL ASSETS .............................................   $ 4,197,151    $ 4,209,882
                                                             ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable .........................................                  $       100
Notes Payable ............................................   $ 3,750,000      3,750,000
                                                             -----------    -----------
TOTAL LIABILITIES ........................................     3,750,000      3,750,100
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 5,000 shares authorized
     500 shares issued and outstanding ...................        10,000         10,000
   Additional paid-in capital ............................       490,000        490,000
   Retained earnings .....................................       (52,849)       (40,218)
                                                             -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ...............................       447,151        459,782
                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 4,197,151    $ 4,209,882
                                                             ===========    ===========


                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


Revenue ..........................................     $ 144,469

Interest expense .................................       138,699
                                                       ---------

Income(loss) before G & A and amortization .......         5,770

General & administrative expenses ................         7,770

Amortization .....................................        10,631
                                                       ---------

Net Income .......................................       (12,631)

Retained Earnings, beginning of period ...........     $ (40,218)

Retained Earnings, end of period .................     $ (52,849)
                                                       =========

             MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                     STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31, 1999
                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................    $ (12,631)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization ...............................       10,631
       Decrease in mortgages receivable ...........      398,009
       Increase in prepaid income taxes ...........         (100)
       Decrease in accounts payable ...............         (100)
                                                       ---------

NET CASH USED IN OPERATING ACTIVITIES .............      395,809
DECREASE IN CASH ..................................      395,809
CASH,  Beginning of period ........................      383,498
CASH,  End of period ..............................    $ 779,307
                                                       =========

             MATZEL & MUMFORD MORTGAGE FUNDING, INC.

                  NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1999

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

                          MARCH 31, 1999

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

                  MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1999

                  MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Balance Sheets ................................................             1

Statement of Cash Flows .......................................             2

Notes to the Financial Statements .............................          3 - 6

                  MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.

                                 BALANCE SHEETS

                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                                    03/31/99    12/31/98
                                                   (unaudited)  (audited)
                                                   -----------  ---------

                              ASSETS

Cash ...........................................   $   39,119   $  174,375
Performance Bond ...............................      147,491      170,568
Due from affiliate .............................       11,905
Inventories ....................................    8,001,965    4,937,916
                                                   ----------   ----------
TOTAL ASSETS ...................................   $8,200,480   $5,282,859
                                                   ==========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable--M&M Mortgage Funding .........   $  787,500   $  787,500
Mortgage payable ...............................    5,612,227    3,193,159
Notes payable ..................................      664,850      819,569
Accounts payable ...............................      547,206       16,472
Customer deposits ..............................      197,085       70,863
Due to affiliate ...............................      391,612      395,296
                                                   ----------   ----------
TOTAL LIABILITIES ..............................    8,200,480    5,282,859
                                                   ----------   ----------

PARTNERS' CAPITAL                                  ----------   ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ........   $8,200,480   $5,282,859
                                                   ==========   ==========

           MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.

                     STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31, 1999
                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
   Depreciation
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories .................................     (3,064,049)
       Decrease in performance bonds ...........................         23,077
       Increase (decrease) in customer deposits ................        126,222
       Increase (decrease) in accounts payable .................        530,734
                                                                     -----------
NET CASH USED IN OPERATING ACTIVITIES ..........................     (2,384,016)
                                                                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable ..........................      2,419,068
       Payments of notes payable ...............................       (154,719)
       Payments from affiliate .................................        (15,589)
                                                                     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ......................      2,248,760
                                                                     ----------

DECREASE IN CASH ...............................................       (135,256)

CASH,  Beginning of period .....................................        174,375
                                                                     ----------
CASH,  End of period ...........................................     $   39,119
                                                                     ==========

           MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.

                  NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         NATURE OF BUSINESS AND ORGANIZATION

         Matzel & Mumford at Heritage Landing, L.L.C. ("M & M at "Heritage Landing") is a New Jersey limited liability company formed on April 1, 1998, for the purpose of purchasing land in the Township of South River, New Jersey and developing and constructing 132 single-family homes on that land.

         On October 12, 1998, M&M at Heritage Landing commenced the purchase of the land by closing on 36 lots. On November 24, 1998, M&M at Heritage Landing closed on an additional 34 lots. The Company has a commitment to purchase an additional 36 lots by November 24, 1999 and the remaining lots prior to August 24, 2000 at a total remaining purchase price of $1,738,800. As of March 31, 1999, the Company has commenced construction of homes.

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

                                 MARCH 31, 1999

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

NOTE 2 - INVENTORIES

         Inventories relating to the development of single-family homes consist of the following at March 31, 1999:

               Land .........................    $2,241,528
               Land improvements and
                 construction costs .........     4,501,196
               Project overhead .............       435,469
               Financing costs ..............       369,329
               Sales and marketing ..........       454,443
                                                 ----------
                                                 $8,001,965
                                                 ==========

         All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31, 1999 are $609,329.

                  MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 3 - NOTES PAYABLE

         The Company has two notes payable in the amount of $664,850 due to two investment limited partnerships, for which one of the members of the Company is a general partner. The notes are unsecured, have no fixed maturity, and provide for interest payable quarterly at 12%. These notes can be called in whole or in part by the lenders with forty five days written notice.

NOTE 4 - MORTGAGES PAYABLE

March 31, 1999
----------------------------------------------------------------------
Land, Improvements and construction loan (a)               $ 4,948,477
Second purchase money mortgage (b)                         $   663,750
----------------------------------------------------------------------
                                                           $ 5,612,227
----------------------------------------------------------------------

         (a) The Company has a commitment from a bank for a revolving loan of up to $5,835,000 for the acquisition and improvement of land and the construction of 132 homes. The loan bears interest at prime (7.75% at March 31, 1999) plus1/2%, has a term of two years with a one year extension at no additional cost and is collateralized by a first mortgage on section one consisting of 49 lots and homes construction thereon.

         (b) The Company has a second mortgage payable to the seller on 24 of the lots purchased on November 24, 1998. Interest at 71/2% is payable monthly until November 24, 2001, when the outstanding principal balance is due. The seller is also entitled to additional fees of 3.75% of gross sales of the house in excess of $210,000 to $240,000 and 10% of the gross sales price of $240,000 to $400,000.

NOTE 5 - MORTGAGE PAYABLE - RELATED PARTY

         The Company has a mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at Heritage Landing. Interest is 16% is payable quarterly until December 31, 2000, when the outstanding principal is due. The note is collateralized by a first mortgage on the land and improvements relating to the 21 lots under development.

                  MATZEL & MUMFORD AT HERITAGE LANDING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 6  - RELATED PARTY TRANSACTIONS

         The Company has an agreement with the Matzel & Mumford Organization, Inc. ("MMO") whereby MMO provides construction management services at a fee of 3.50% of the gross selling price of each house. MMO is entitled to receive monthly draws of $50,000 per month. Since inception, the Company has incurred $240,000 in management fees of which $240,000 have been capitalized in inventories at March 31, 1999.

         Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                                 BALANCE SHEETS

                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                            03/31/99       12/31/98
                                                                           (unaudited)     (audited)
                                                                           -----------     ---------

                                                  ASSETS

Cash ..................................................................   ($    2,618)   $   220,360
Performance bonds .....................................................       198,040        198,040
Notes receivable ......................................................        44,550         44,500
Utility deposits ......................................................        47,823         47,823
Fixed assets, net .....................................................         2,945          3,927
   Due from affiliates ................................................       391,883
Inventories ...........................................................     8,197,014      8,509,304
                                                                          -----------    -----------
TOTAL ASSETS ..........................................................   $ 8,879,637    $ 9,024,004
                                                                          ===========    ===========




                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable .....................................................   $ 5,600,402    $ 5,311,329
Mortgages payable - related party .....................................     2,097,350      2,495,359
Accounts payable and accrued expenses .................................       736,237        769,031
Due to affiliates .....................................................        48,816
Customer deposits .....................................................        74,372        254,480
                                                                          -----------    -----------
TOTAL LIABILITIES .....................................................     8,508,361      8,879,015
                                                                          -----------    -----------
PARTNERS' CAPITAL .....................................................       371,276        144,989
                                                                          -----------    -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ...............................   $ 8,879,637    $13,247,589
                                                                          ===========    ===========


                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



Sales ......................................................        $ 3,467,579

Cost of sales ..............................................          2,789,468

                                                                    -----------
Gross profit ...............................................            678,111

Selling, general and administrative expenses ...............            253,768
                                                                    -----------

Income from operations .....................................            424,343

Depreciation ...............................................                982

Interest income ............................................             10,076
                                                                    -----------

Net income .................................................            433,437

Distributions ..............................................           (207,150)

Member's capital, Beginning of period ......................            144,989
                                                                    -----------

Member's capital, End of Period ............................        $   371,276
                                                                    ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                            STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ...........................................        433,437
   Depreciation ................................................            982
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Decrease in inventories .................................        312,290
       Increase (decrease) in customer deposits ................       (180,108)
       Increase (decrease) in accounts payable and accrued
        expenses ...............................................        (32,794)

NET CASH USED IN OPERATING ACTIVITIES ..........................        533,807

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable ..........................      1,843,642
       Payments of construction and land mortgages .............     (1,952,578)
       Distributions to members ................................       (207,150)
       Payments to affiliates ..................................       (440,699)

NET CASH PROVIDED BY FINANCING ACTIVITIES ......................       (756,785)
                                                                    -----------

DECREASE IN CASH ...............................................       (222,978)

CASH, Beginning of period ......................................        220,360
                                                                    -----------
CASH, End of period ............................................   ($     2,618)
                                                                    ===========

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

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

                                 MARCH 31, 1999

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

NOTE 2 - INVENTORIES

         Inventories relating to the development of single-family homes consist of the following at March 31, 1999:

               Land ..........................      $2,869,551
               Land improvements and
                 construction costs ..........       4,096,254
               Project overhead ..............        157,986
               Financing costs ...............        824,207
               Sales and marketing ...........        249,016
                                                   ----------
                                                   $8,197,014
                                                   ==========

         All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31,1999 are $993,712.

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 3 - MORTGAGES PAYABLE

                                                    03/31/99      12/31/98
                                                   ----------    ----------
Land and construction mortgages (a) ..........     $2,258,395    $2,595,755
Land and construction mortgages (b) ..........     $3,342,007     2,715,574
                                                   ----------    ----------
                                                   $5,600,402    $5,311,329
                                                   ==========    ==========

         (a) The note is a revolver, in the maximum amount of $4,000,000 is to be used to fund construction. The note bears interest at the prime rate (7.75% at March 31, 1999), plus 1%, and matures in May 1999. Interest is payable monthly and principal is payable at 100% of all funds advanced on a per lot basis. The Note balance is $ as of March 31, 1999.

         (b) The Company has a commitment from a bank for land acquisition, improvement and construction not to exceed $5,387,000 for phase three as follows:

              o Note A in the maximum amount of $2,387,000 is to fund land acquisition and improvements. The note has a term of 18 months, is due in February 2000 and bears interest at the prime rate, plus1/2%. Interest is payable monthly and principal is payable with each closing at the rate of 120% of the cost of the related land and site improvements or $92,400, whichever is greater. The Note has a balance of $2,036,853 at March 31, 1999.

              o Note B in the maximum amount of $3,000,000 is to fund construction. The note has a term of 18 months, is due in February 200 and bears interest at the prime rate, plus1/2%. Interest is payable with each closing at 100% of all funds advanced for construction on a per lot basis. The Note has a balance of $ 1,305,154 at March 31, 1999.

         The above loan is collateralized by a first mortgage on the land and improvements in phase three (31 lots) of the project and is guaranteed by the managing members.

NOTE 4 - MORTGAGES PAYABLE - RELATED PARTY

         The Company has mortgages payable to Matzel & Mumford Mortgage Funding, an entity controlled by the members of M&M at Freehold. Interest is payable quarterly as follows:

                      MATZEL & MUMFORD AT FREEHOLD, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

         o The first Note has a maximum commitment of $1,700,000 and is to finance the construction of five homes. The Note as of March 31, 1999 was paid in full.

         o The second Note has a maximum commitment of $2,620,000 and is to finance the construction of seven homes. The note is due on November 7, 1999 and had an outstanding balance of $1,282,000 at March 31, 1999. The Note is collateralized by a first mortgage on the seven building lots.

         o The third Note has a maximum commitment of $600,000 and was used to finance the land acquisition of phase three (31 lots). The Note is due at November 15, 1999 and had an outstanding balance of $559,350 at March 31, 1999. The Note is collateralized by a second mortgage on the 31 building lots.

         o The fourth Note has a maximum commitment of $800,000 and is finance the construction of 2 homes. The Note is due on February 22, 2001 and had an outstanding balance of $256,000 at March 31, 1999. The Note is collateralized by a first mortgage on two building lots.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company has an agreement with MMO whereby MMO provides construction management services at a fee of 3% of the gross selling price of each house. MMO is entitled to receive monthly draws of $50,000 per month. Since inception, the Company has incurred $1,110,000 in management fees of which $169,505 have been capitalized in inventories at March 31, 1999.

         Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

                    MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.

                              FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1999

                    MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.

                          INDEX TO FINANCIAL STATEMENTS

                                                              Page
                                                             -------
Balance Sheets .......................................          1

Statement of Cash Flows ..............................          2

Notes to the Financial Statements ....................        3 - 5

                    MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.

                                 BALANCE SHEETS

                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                                      03/31/99     12/31/98
                                                    (unaudited)   (audited)
                                                    -----------   ----------
                                     ASSETS

Cash .............................................   $      845   $    5,691
Due from affiliate ...............................        9,094
Inventories ......................................    1,904,769    1,314,740

TOTAL ASSETS .....................................   $1,914,708   $1,320,431
                                                     ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable--M&M Mortgage Funding ...........   $  400,000   $  400,000
Mortgage payable .................................      892,817      837,000
Accounts payable .................................      191,659       50,431
Due to affiliate .................................      430,232       33,000
                                                     ----------   ----------
TOTAL LIABILITIES ................................    1,914,708    1,320,431
                                                     ----------   ----------
PARTNERS' CAPITAL ................................   ----------   ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ..........   $1,914,708   $1,320,431
                                                     ==========   ==========

                      MATZEL & MUMFORD PHILLIPSBURG, L.L.C.

                            STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)
     Adjustments to reconcile net loss to net cash
     used in operating activities
       Increase in inventories ................................   (590,029)
       Increase (decrease) in accounts payable ................    141,228
                                                                 ---------
NET CASH USED IN OPERATING ACTIVITIES .........................   (448,801)
                                                                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from mortgage payable .........................     55,817
       Proceeds from affiliates ...............................    397,232
       Payments to affiliates .................................     (9,094)
                                                                 ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES .....................    443,955
                                                                 ---------

DECREASE IN CASH ..............................................     (4,846)

CASH, Beginning of period .....................................      5,691
                                                                 ---------
CASH, End of period ...........................................  $     845
                                                                 =========

                    MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         NATURE OF BUSINESS AND ORGANIZATION

         Matzel & Mumford at Phillipsburg, L.L.C. ("M & M at "Phillipsburg") is a New Jersey limited liability company formed on September 24, 1998, for the purpose of purchasing land in Phillipsburg, New Jersey and developing and constructing 26 single-family homes on that land. The Company has begun the construction of homes

         REVENUE RECOGNITION

         Revenues arising from home sales will be recognized under the full accrual method. Under this method, income is recognized when all terms relating to the sale of a unit are complete, consideration is exchanged, and title is conveyed to the buyer.

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

                                 MARCH 31, 1999

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

NOTE 2 - INVENTORIES

         Inventories relating to the development of single-family homes consist of the following at March 31, 1999:

                 Land ........................    $  1,126,652
                 Land improvements and
                   construction costs ........        459,749
                 Project overhead ............        136,108
                 Financing costs .............         68,120
                 Sales and marketing .........        114,140
                                                  -----------
                                                  $ 1,904,769
                                                  ===========

         All expenses incurred for development of the project are capitalized. Selling expenses which do not benefit future periods and general and administrative expenses are treated as period costs and are expensed as incurred. Interest and management fees capitalized during the period ended March 31, 1999 are $128,120.

                    MATZEL & MUMFORD AT PHILLIPSBURG, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 3 - MORTGAGES PAYABLE

March 31, 1999
----------------------------------------------------------------
Land, Improvements and construction loan (a)            $892,817
----------------------------------------------------------------

         (a) The Company has a commitment from a bank for a land acquisition and construction in the amount of $2,811,000. The loan bears interest at prime (7.75% at March 31, 1999) plus1/2% which is payable monthly. The loan is collateralized by a first mortgage on the land and improvements, the guarantee of The Matzel & Mumford Organization, Inc. ("MMO") and members of the Company. The loan matures on December 1, 2000.

NOTE 4 - MORTGAGE PAYABLE - RELATED PARTY

         The Company has a mortgage payable to Matzel & Mumford Mortgage Funding, Inc., an entity controlled by the members of M&M at Phillipsburg. Interest is 16% is payable quarterly until October 12, 2000, when the outstanding principal is due. The note is collateralized by a second mortgage on the land and improvements of the Company.

NOTE 6  - RELATED PARTY TRANSACTIONS

         The Company has an agreement with the Matzel & Mumford Organization, Inc. ("MMO") whereby MMO provides construction management services at a fee of 3.50% of the gross selling price of each house. MMO is entitled to receive monthly draws of $20,000 per month. Since inception, the Company has incurred $60,000 in management fees of which $60,000 have been capitalized in inventories at March 31, 1999. Also included in due to/from affiliates are net cash advances from an affiliated company of the managing member of the Company. The advances are short term in nature and bear no interest. The amounts are to be repaid from available cash flow.

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

         During the first quarter of 1999, the Funding Company made one new first mortgage loan to M & M at Freehold, LLC ("Freehold"). The first new mortgage loan was in the amount of $800,000 on two building lots for the construction of sold homes of which $256,000 is outstanding at March 31, 1999. Freehold is an entity organized to develop, market and build a 126 lot subdivision known as "Seven Oaks" located on Burlington Road in Freehold, New Jersey. Freehold will use a portion of the proceeds to repay Amboy National Bank (first mortgage holder) for its existing acquisition and improvement funding. The remaining funds will be used for the construction of the houses on a percentage of completion method. Repayment of the loans from Freehold to the Funding Company will come from proceeds of the houses as they are closed with third party purchasers. As of March 31, 1999, of the 126 lots, Freehold had written 115 contracts with prospective home buyers, of which 9 were for lots financed by the Funding Company.

         As of March 31, 1999, the Funding Company had an aggregate of $3,284,850 of loans outstanding, allocated to Freehold as follows: an aggregate of $1,538,000 secured by a first mortgage on the above two referenced loans and an aggregate of $559,350 secured by a second mortgage; M & M at Heritage Landing an aggregate of $787,500 secured by a first mortgage and to M & M at Phillipsburg an aggregate of $400,000 secured by a first mortgage. The financial statements of M & M at Freehold, M & M at Heritage Landing, and M & M at Phillipsburg are included with this Quarterly Report. The Funding Company also had $715,150 deposited in a cash collateral account with First Union National Bank, as trustee for the holders of the Notes.

         During the first quarter of 1999, M & M at Freehold repaid in full its previously outstanding loan of $1,700,000 from the Funding Company for construction of five homes.

         Subsequent to March 31, 1999, the Funding Company was repaid $490,000 by M & M at Heritage Landing ("Heritage Landing"). The outstanding loan balance to M & M at Heritage Landing is $297,500 and is collateralized by a first mortgage on 9 building lots.

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

         The company has completed an initial assessment of its Year 2000 status and has developed and implemented a plan successfully to address the Company's exposure to the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather four to define the applicable year. Computer systems that have time sensitive software may recognize the date "00" as the year 1900 rather than 2000. This could result in a major system failure or miscalculations. Pursuant to its plan, the Company implemented the Year 2000 conversion in July 1998 which included upgrading its software and purchasing a new network server. The cost of the compliance of the Year 2000 conversion on all of its systems was $30,000. Major suppliers will be contacted in order to assess their status as to Year 2000 compliance.

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

                     MATZEL & MUMFORD MORTGAGE FUNDING, INC.

Date:  May 17, 1999              By:           /s/ ROGER MUMFORD
                                      ---------------------------------------
                                           Roger Mumford, President
                                         (Principal Executive Officer)

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


Date:    May 17, 1999            By:           /s/ ROGER MUMFORD
                                     ----------------------------------------
                                             Roger Mumford, Director


                                 By:           /s/ BRUCE MATZEL
                                     ---------------------------------------
                                              Bruce Matzel, Director